Form 10KSB
period 1998-12-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 7 LTD
filed 1999-04-15
CIK 1067662

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-KSB

(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended December 31, 1998

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from _______ to _______

Commission file number  333-62167

Atlas-Energy for the Nineties-Public #7 Ltd.
(Name of small business issuer in its charter)

Pennsylvania     25-1814688

   (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)         Identification No.)

     311 Rouser Road, Moon Township, Pennsylvania  15108
     (Address of principal executive offices)   (Zip Code)

Issuer's telephone number (412) 262-2830
Securities registered under Section 12(b) of the Exchange Act

Title of each class          Name of each exchange on which registered

None                                             None

Securities registered under Section 12(g) of the Exchange Act

     None
     (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes    X     No _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


State issuer's revenues for its most recent fiscal year.   -0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

Transitional Small Business Disclosure Format (check one):

Yes           No.     X

     Page 1 of ____
     Exhibit Index on Page ____
--------------------------------------------------------------------
PART I

ITEM 1.     DESCRIPTION OF BUSINESS

     Atlas-Energy for the Nineties-Public #7 Ltd. (the "Partnership") was formed under the Pennsylvania Revised Uniform Limited Partnership Act on July 16, 1998, with Atlas Resources, Inc. ("Atlas") as Managing General Partner. The Partnership offered a maximum of 1,200 Units.

     The Partnership had its initial closing on December 01, 1998, and was funded with total subscriptions of 251 Units ($2,507,650 excluding the dealer-manager fee, sales commissions and accountable due diligence expenses of $ 0 paid to the Dealer-Manager and registered broker-dealers) from 63 investors thus reaching its required minimum Capital Contribution of $1,000,000. The Partnership had its final closing on December 31, 1998, and was funded with total subscriptions of 1,200 Units ($11,988,350 excluding the dealer-manager fee, sales commissions and the accountable due diligence expenses of $0 paid to the Dealer-Manager and registered broker-dealers) from 366 investors.
5 investors subscribed for 27 Units ($270,000) as Limited Partners and the remaining 361 investors subscribed for 1,173 Units ($11,718,350) as Investor General Partners.

     At the time of the initial and final closing, the Managing General Partner was credited with a total capital contribution of $3,852,439 because of certain expenditures it made on behalf of the Partnership and certain prospects it contributed to the Partnership. The Managing General Partner paid the organization and offering costs of the Partnership in the amount of $1,798,253. In addition, the Managing General Partner contributed 61 prospects to the Partnership at its cost of $3,600 per prospect (proportionately reduced to the extent less than 100% of the working interest is acquired) for a total credit of $ 199,800. Finally, under the Partnership Agreement the Managing General Partner paid 51% ($1,845,386) of the Partnership's tangible costs.
The Partnership has not filed bankruptcy nor has the Partnership been involved in any material reclassification, merger, consolidation, receivership or similar proceeding or purchase or sale of a significant amount of assets not in the ordinary course of business.

     The Partnership was funded to drill natural gas development wells with the objective being the discovery and production of natural gas in commercially marketable quantities. The initial closing date was December 01, 1998, and the Partnership began its drilling activities pursuant to the drilling and operating agreement. Additionally, the Partnership prepaid drilling costs pursuant to the drilling and operating agreement on December 31, 1998, in an amount equal to $11,988,350, in order to claim a 1998 deduction for intangible drilling and development costs of wells to be drilled in 1999. The drilling and operating agreement provided that a total of 38 development wells would be drilled to the Clinton/Medina geological formation in Mercer, Lawrence and Counties, Pennsylvania and Stark and Trumbull Counties, Ohio. Atlas and its affiliates had sufficient leasehold inventory to provide the prospects to be developed by the Partnership. See "Properties."

     Under the drilling and operating agreement Atlas is responsible for drilling and completing (or plugging) the Partnership wells. All the wells have been or will be drilled to depths sufficient to test thoroughly the Clinton/Medina formation. The Partnership paid its proportionate share of the cost of drilling and completing the Partnership's wells as follows: for each well, an amount equal to the depth of the well in feet at its deepest penetration as recorded by the drilling contractor multiplied by $39.15 per foot. The footage price included all ordinary costs of drilling, testing and completing the well and installing gathering lines and other necessary facilities for the production of natural gas, including the cost of a second completion and Frac where Atlas considered it justified.

     With respect to operating and maintenance costs, the Partnership's commitments pursuant to the drilling and operating agreement are expected to be fulfilled through revenues generated from the sale of gas and oil. During producing operations Atlas, as operator, will receive a monthly well supervision fee of $275 (proportionately reduced to the extent less than 100% of the working interest was acquired) for each producing well for which it has responsibility under the drilling and operating agreement. The well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas, such as well tending, routine maintenance and adjustment, reading meters, recording production, pumping, maintaining appropriate books and records, preparing reports to the Partnership and to government agencies, and collecting and disbursing revenues. The well supervision fees do not include costs and expenses related to the production and sale of oil, purchase of equipment, materials or third party services, brine disposal, and rebuilding of access roads, all of which will be billed at the invoice cost of materials purchased or third party services performed. As operator Atlas will charge the Partnership at cost for third party services and materials provided for each well which has been placed in operation, and a reasonable charge for services performed directly by Atlas or its affiliates. The drilling and operating agreement also gives the operator the right at any time after three years from the date a Partnership well has been placed into production to retain $200 per month to cover future plugging and abandonment of such well.

      Natural gas and any oil produced by the wells developed by the Partnership must be marketed in order for the Partnership to realize revenues from such production. The Partnership did not purchase and does not anticipate selling any producing wells. In recent years natural gas and oil prices have been volatile.

      The marketing of natural gas and oil production, if any, will be affected by numerous factors beyond the control of the Partnership and the effect of which cannot be accurately predicted. These factors include the availability and proximity of adequate pipeline or other transportation facilities; the amount of domestic production and foreign imports of oil and gas; competition from other energy sources such as coal and nuclear energy; local, state and federal regulations regarding production and the cost of complying with applicable environmental regulations; and fluctuating seasonal supply and demand. For example, the demand for natural gas is greater in the winter months than in the summer months, which is reflected in a higher spot market price paid for such gas. Also, increased imports of oil and natural gas have occurred and are expected to continue. The free trade agreement between Canada and the United States has eased restrictions on imports of Canadian gas to the United States. Additionally, the passage in 1993 of the North American Free Trade Agreement will have some impact on the American gas industry by eliminating trade and investment barriers in the United States, Canada and Mexico. In the past the reduced demand for natural gas and/or an excess supply of gas has resulted in a lower price paid for the gas. It has also resulted in some purchasers curtailing or restricting their purchases of natural gas; renegotiating existing contracts to reduce both take-or-pay levels and the price paid for delivered gas; and other difficulties in the marketing of production.

      The Clean Air Act Amendments of 1990 contain incentives for the future development of "clean alternative fuel," which includes natural gas and liquefied petroleum gas for "clean-fuel vehicles." The Partnership believes the amendments ultimately will have a beneficial effect on natural gas markets and prices.
The Managing General Partner is responsible for selling the Partnership's gas and oil production. Atlas' policy is to treat all wells in a given geographic area equally. This reduces certain potential conflicts of interest among the owners of the various wells, including the Partnership, concerning to whom and at what price the gas will be sold. Atlas calculates a weighted average selling price for all the gas sold in the geographic area, such as the Mercer County area. To arrive at the average weighted selling price the money received from the sale of all the gas sold to its customers in a geographic area is divided by the volume of all gas sold from the wells in the area. On occasion, Atlas has reduced the amount of production it normally sells on the spot market until the spot market price increased. Atlas, however, has not voluntarily restricted its gas production in the past two years.

     In the Mercer County area, Atlas estimates that a portion of the Partnership's gas will be transported through Atlas' own pipeline system and sold directly to industrial end-users in the area where the wells were drilled. This will generally result in the Partnership receiving higher prices for the gas than if the gas were transported a farther distance through interstate pipelines because of increased transportation charges. The remainder of the Partnership's gas from the Mercer County area will be transported through Atlas' and its affiliates' pipelines to the interconnection points maintained with Tennessee Gas Transmission Co., National Fuel Gas Supply Corporation, National Fuel Gas Distribution Company, East Ohio Natural Gas Company and Peoples Natural Gas Company. These delivery points are utilized by Atlas Gas Marketing, Inc. to service its end-user markets in the northeast United States which include in excess of 300 customers. Atlas is currently delivering an average 27,000 MCF of natural gas per day from the Mercer County area to all the aforementioned markets and has the capacity of delivering 33,000 MCF per day from the Mercer County area. Atlas anticipates that Wheatland Tube Company and Carbide Graphite each will purchase approximately 10% to 15% of the Partnership's gas production in 1999 pursuant to gas contracts between them and an affiliate of Atlas, and it is possible that other purchasers of the Partnership's gas production may account for 10% of the Partnership's gas sales revenues in 1999. See "Financial Statements."

      In order to optimize the price it receives for the sale of natural gas, Atlas markets portions of the gas through long term contracts, short term contracts, and monthly spot sales. The marketing of natural gas production has been influenced by the availability of certain financial instruments, such as gas futures contracts, options and swaps which, when properly utilized as hedge instruments, provide producers or consumers of gas with the ability to lock in the price which will ultimately be paid for the future deliveries of gas. Atlas is utilizing financial instruments to hedge the price risk of a portion of all of its programs' gas production which would include the Partnership. To assure that the financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas has established an Energy Price Risk Committee, whose responsibility will be to ascertain that all financial trading is done in compliance with hedging policies and procedures. Atlas does not intend to contract for positions that it cannot offset with actual production. Any crude oil produced from the wells will flow directly into storage tanks where it will be picked up by the oil company, a common carrier or pipeline companies acting for the oil company which is purchasing the crude oil. Crude oil usually does not present any transportation problem. Atlas anticipates selling any oil produced by the wells in spot sales.

     There are many companies, partnerships and individuals engaged in natural gas exploration, development and operations in the areas where the Partnership is conducting its activities. The industry is highly competitive in all phases, including the marketing of natural gas and oil. With respect to the marketing of the Partnership's gas and oil the Partnership should, through the use of Atlas' distribution system and Atlas' experienced marketing staff, be able to sell the Partnership's gas, although there can be no assurance of the price to be received by the Partnership for the gas.

     Oil and gas operations are regulated in Pennsylvania by the Department of Environmental Resources, Division of Oil and Gas, which imposes a comprehensive statutory and regulatory scheme with respect to
oil and gas operations.   Among other things, the regulations involve:
(i) new well permit and well registration requirements, procedures and fees; (ii) minimum well spacing requirements; (iii) restrictions on well locations and underground gas storage; (iv) certain well site restoration, groundwater protection and safety measures; (v) landowner notification requirements; (vi) certain bonding or other security measures; (vii) various reporting requirements; (viii) well plugging standards and procedures; and (ix) broad enforcement powers. Generally, the regulatory agency in the state where a producing natural gas well is located supervises production activities and the transportation of natural gas sold intrastate. Atlas does not expect that these regulations will have a material adverse impact upon the operations of the Partnership. The Partnership believes it has complied in all material respects with applicable state regulations and will continue to do so.

     The Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation of natural gas and the pricing of natural gas sold for resale interstate; and under the Natural Gas Policy Act of 1978 ("NGPA") the price of intrastate gas. Price controls for natural gas production from new wells, however, were deregulated on December
31, 1992.   Deregulated gas production may be sold at market prices
determined by supply, demand, BTU content, pressure, location of the wells, and other factors. The Managing General Partner anticipates that all gas produced by the Partnership wells will be price decontrolled gas and sold at fair market value.

     Although the transportation and sale of gas in interstate commerce remains heavily regulated, FERC has sought to promote greater competition in natural gas markets by encouraging open access transportation by interstate pipelines, with the goal of expanding opportunities for producers to contract directly with local distribution companies and end-users. For example, FERC Order 500 requires interstate pipelines that transport gas for others to provide transportation service to producers, distributors, and all other shippers of natural gas on a non-discriminatory, "first-come, first-served" basis so that producers and other shippers can sell natural gas directly to end-users. FERC Order 636, which became effective in 1992, requires gas pipeline companies to, among other things, separate their sales services from their transportation services; and provide an open access transportation service that is comparable in quality for all gas suppliers. The premise behind FERC Order 636 was that the gas pipeline companies had an unfair advantage over other gas suppliers because they could bundle their sales and transportation services together. FERC Order 636 is designed to create a regulatory environment in which no gas seller has a competitive advantage over another gas seller because it also provides transportation services. It is difficult to assess the effect of the order on the Partnership.

     From time to time there are a number of proposals being considered in Congress and in the legislatures and agencies of various states that if enacted would significantly and adversely affect the oil and natural gas industry. Such proposals involve, among other things, limiting the disposal of waste water from wells. At the present time, it is impossible to accurately predict what proposals, if any, will be enacted by Congress or the legislatures and agencies of various states and what effect any proposals which are enacted will have on the activities of the Partnership.

     Various federal, state and local laws covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Partnership's operations and costs. The Partnership may generally be liable for cleanup costs to the United States Government under the Federal Clean Water Act for oil or hazardous substance pollution and under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or Superfund) for hazardous substance contamination. The liability is unlimited in cases of willful negligence or misconduct. There is also no limit on liability for environmental cleanup costs or damages with respect to claims by the state or private persons or entities. In addition, the Environmental Protection Agency will require the Partnership to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters and will further require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals will also be needed with respect to wastewater discharges and air pollutant emissions.

     Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Compliance with these statutes and regulations may cause delays in producing natural gas and oil from the wells and may increase substantially the cost of producing such natural gas and oil. These laws and regulations, however, are constantly being revised and changed. The Partnership is unable to predict the ultimate costs of complying with present and future environmental laws and regulations, although it does not believe such costs will be substantial. The Partnership is unable to obtain insurance to protect against many environmental claims.

     The "year 2000 issue" is the result of computer programs being written using two digits, rather than four digits, to identify the year in a date field. Any computer programs using such a system which have date sensitive software will not be able to distinguish between the year 2000 and 1900. This could result in miscalculations or an inability to process transactions, send invoices or engage in similar normal business activities. As is the case with most other businesses, Atlas is in the process of evaluating and addressing Year 2000 compliance of both its information technology and non-information technology systems (collectively, the "Systems").

     Based on a recent assessment by Atlas, Atlas believes that the Systems for its energy operations have completed approximately 85% of the necessary remediation processes and that remediation (including testing) will be completed by May 1999. Atlas believes that its embedded systems (such as natural gas monitoring systems and telephones) are Year 2000 compliant, or, if not, are either not date dependent or would not materially affect operations.

     To date, Atlas' costs in remediation of its Systems has not been material. Atlas anticipates that its remaining remediation costs will not exceed $100,000.

     Atlas has initiated communications with all of its significant business partners through Vendor Readiness Survey to determine their Year 2000 compliance. Responses are evaluated as they are received to determine if additional action is required to ensure compliance of the business partner. As of December 31, 1998, all of Atlas' principal business partners have advised Atlas they are Year 2000 compliant or have initiated programs that will render them Year 2000 compliant in a timely fashion.

     As a result of its internal assessment and survey of its business partners, Atlas currently does not believe that Year 2000 matters will have a material impact on its business, financial condition or results of operations. To the extent that any of its business partners are materially affected by Year 2000 problems, Atlas intends to seek alternative firms providing the same services that are Year 2000 compliant. In view of the responses from its current business partners, Atlas will identify alternative firms on an as-needed basis. There can be no assurance, however, that Atlas would be able to make appropriate arrangements should the need arise and, accordingly, it is uncertain whether or to what extent Atlas may be affected if problems with its business partners arise.

     Atlas is aware of the potential for claims against it and other companies for damages for products and services that were not Year 2000 compliant. Since Atlas is neither a hardware manufacturer nor a software developer, Atlas believes that it does not have significant exposure to liability for such claims.

================================================================

ITEM 2.     PROPERTIES

     The Partnership's first closing was December 01, 1998, and 12 prospects were designated by the Managing General Partner on that date. The final closing was December 31, 1998, and an additional 52 prospects were designated by the Managing General Partner on that date. For purposes of the Drilling Activity table and the Productive Wells table set forth below, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

     The Partnership owns 100% of the working interest in 51 wells and expects to own approximately 50% of the working interest in 13 wells. See "Productive Wells," below. All wells other than 2 are subject to a 12.5% landowner's royalty and have an 87.5% net revenue interest. One well is also subject to a 3.125% overriding royalty interest and has an 84.375% net revenue interest. The other well is also subject to a 2.5% overriding royalty and has a an 85.0% net revenue interest. 61 of the wells are situated on a prospect of approximately 50 acres and the prospect acreage for the remaining 3 wells is approximately 40 acres.
Drilling Activity.   The following table sets forth the results from
July 16, 1998, (date of formation) to March 31, 1998, of the Partnership's drilling activities. All wells are in Lawrence and Mercer Counties, Pennsylvania and Stark and Trumbull Counties, Ohio. Currently, 64 wells have been spudded, and 0 dry holes have been drilled.

                          Period Ended March 31, 1998
                             Development Wells
                Gross                                       Net
       Productive     Dry      Total     Productive      Dry     Total
            64          0        64        57.5           0       57.5

The Partnership has not participated, and will not participate, in any exploratory wells.

Present Activities.   As of March 31, 1998:
26 of the wells were in production;
18 of the wells were capable of production but not yet on-line; and 20 of the wells were spudded and were in the process of being drilled and completed.

Productive Wells.   The following table summarizes the Partnership's
total gross and net interest in productive natural gas wells at March
31, 1999.

Name of Well_State_County_Gross_Net__
Book #1               Pennsylvania          Mercer         1     1.00
Byler #33          Pennsylvania          Lawrence          1     1.00
Byler #38          Pennsylvania          Lawrence          1     1.00
Byler #40          Pennsylvania          Lawrence          1     1.00
Byler #43          Pennsylvania          Lawrence          1     1.00
Byler #51          Pennsylvania          Lawrence          1     1.00
Byler #56          Pennsylvania          Lawrence          1     1.00
Byler #58          Pennsylvania          Lawrence          1     1.00
Cameron #2         Pennsylvania          Mercer            1     1.00
Campbell #6        Pennsylvania          Mercer            1     0.50
Dick #2            Pennsylvania          Mercer            1     1.00
Foreman #1         Pennsylvania          Lawrence          1     1.00
Gibson #5          Pennsylvania          Lawrence          1     1.00
Hostetler #7       Pennsylvania          Lawrence          1     1.00
Hostetler #9       Pennsylvania          Mercer            1     1.00
Kempf #2           Pennsylvania          Lawrence          1     1.00
Lapinski #4        Pennsylvania          Mercer            1     1.00
Maranuck #1        Pennsylvania          Mercer            1     1.00
Martin #1          Pennsylvania          Mercer            1     1.00
McFarland #5       Pennsylvania          Mercer            1     1.00
McFarland #9       Pennsylvania          Lawrence          1     1.00
Michaels Unit #3   Pennsylvania          Mercer            1     1.00
Minner #1          Pennsylvania          Mercer            1     1.00
North #4           Pennsylvania          Mercer            1     1.00
Paglia #2          Pennsylvania          Mercer            1     1.00
Shannon #4         Pennsylvania          Lawrence          1     1.00
Swaney Unit #1     Pennsylvania          Mercer            1     1.00
Swaney #3          Pennsylvania          Mercer            1     1.00
Thompson #7        Pennsylvania          Mercer            1     1.00
Wiese #1           Pennsylvania          Mercer            1     1.00
Wengerd #3         Pennsylvania          Mercer            1     0.50
Yoder #4           Pennsylvania          Mercer            1     1.00
Badger #2          Pennsylvania          Mercer            1     1.00
Hover Unit #4      Pennsylvania          Mercer            1     1.00
Marshall #4        Pennsylvania          Mercer            1     1.00
Muscarella #1      Pennsylvania          Lawrence          1     1.00
Patton #1          Pennsylvania          Mercer            1     1.00
Mast #6            Pennsylvania          Mercer            1     1.00
Fickes #1          Pennsylvania          Mercer            1     1.00
Jovenall #1        Pennsylvania          Mercer            1     1.00
Winters #1         Ohio                 Stark              1     0.50
City of Alliance #1Ohio                 Stark              1     0.50
Kemme E. Unit #1  Pennsylvania          Mercer             1     0.50
Mast #7           Pennsylvania          Lawrence           1     1.00
Hostetler #11     Pennsylvania          Mercer             1     1.00
McFarland #10     Pennsylvania          Lawrence           l     1.00
Dixon #4          Pennsylvania          Mercer             1     1.00
Sines #4          Pennsylvania          Mercer             1     0.50
Stallsmith #3     Pennsylvania          Mercer             1     1.00
Winner Unit #1    Pennsylvania          Mercer             1     1.00
Byler #60         Pennsylvania          Lawrence           1     1.00
Gall #1           Pennsylvania          Mercer             1     1.00
Johnston #4       Pennsylvania          Lawrence           1     1.00
Buchkowski #1     Pennsylvania          Lawrence           1     1.00
Strimbu #1        Ohio                  Trumbull           1     0.50
Thompson #11      Pennsylvania          Lawrence           1     1.00
Lee #2            Pennsylvania          Lawrence           1     1.00
Fulkman #1        Pennsylvania          Lawrence           1     1.00
Byler #55         Pennsylvania          Lawrence           1     0.50
Cypher Unit #1    Pennsylvania          Mercer             1     0.50
Hostetler #10     Pennsylvania          Mercer             1     0.50
Crawford #4       Pennsylvania          Mercer             1     0.50
Besselman #1      Pennsylvania          Mercer             1     0.50
Kempf #3          Pennsylvania          Lawrence           1     0.50
                                                          64    57.50

     The name of each well is the same as the name of the Prospect. The Partnership has begun selling production from 26 of the wells; however, revenues are not anticipated until the summer of 1999. The remaining wells should go on-line shortly. (See "Description of Business.") Although there has been production as set forth above, no reserve estimate on such wells has been obtained from an independent petroleum engineer.
=====================================================================
PART II

ITEM 3.     LEGAL PROCEEDINGS
None.

====================================================================
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.

====================================================================
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     Market Information.    There is no established public trading
market for the Investor General Partner interests or the Limited Partner interests and it is not anticipated that such a market will develop. The Partnership interests may be transferred only in accordance with the provisions of Article 6 of the Partnership Agreement. The principal restrictions on transferability are as follows: (i) the consent of the Managing General Partner is required; and (ii) no transfer may be made which would result in materially adverse tax consequences to the Partnership or the violation of federal or state securities laws.

     An assignee may become a substituted Limited Partner or Investor General Partner only upon meeting certain further conditions, which include: (i) the assignor gives the assignee such right; (ii) the Managing General Partner consents to such substitution, which consent shall be in the Managing General Partner's absolute discretion; (iii) the assignee pays to the Partnership all costs and expenses incurred in connection with such substitution; and (iv) the assignee executes and delivers such instruments, in form and substance satisfactory to the Managing General Partner, necessary or desirable to effect such substitution and to confirm the agreement of the assignee to be bound by all terms and provisions of the Partnership Agreement.

     A substitute Limited Partner or Investor General Partner is entitled to all rights attributable to full ownership of the assigned Units, including the right to vote.
Holders.     As of December 31, 1998, there were 366 interest holders.
Dividends.   It is not anticipated that the Managing General Partner
will distribute revenues from the sale of production until the summer of 1999. Thereafter, the Managing General Partner will review the accounts of the Partnership at least quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. The Partnership will distribute funds to the Managing General Partner and the Participants allocated to their accounts which the Managing General Partner deems unnecessary to be retained by the Partnership. In no event, however, will funds be advanced or borrowed for purposes of distributions, if the amount of such distributions would exceed the Partnership's accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to such revenues. The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied. Cash distributions from the Partnership to the Managing General Partner may only be made in conjunction with distributions to Participants and only out of funds properly allocated to the Managing General Partner's account.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION For the next 12 months management believes that the Partnership has adequate capital in order to develop its wells. The Partnership had sufficient capital resources from the closings to drill and develop approximately 57.5 net wells. No other wells will be drilled and therefore no additional funds will be required. The Partnership also anticipates that the payment of operation and maintenance costs will not begin until the Partnership wells begin to generate revenue.

     Although management does not anticipate that the Partnership will have to do so, any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates. Atlas, however, is not contractually committed to make such a loan. The amount that may be borrowed by the Partnership from Atlas and its affiliates, if any amounts are borrowed, may not at any time exceed 5% of the Partnership subscription. No borrowings will be obtained from third parties.

     The Partnership has not and will not devote any funds to research and development activities. There are no new products or services and the Partnership does not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

     There are no expected purchases or sale of plant and significant equipment. The Partnership has no employees and relies on Atlas for its management. See Item 9.
================================================================

ITEM 7.     FINANCIAL STATEMENTS
The Partnership's Financial Statements for the last fiscal year, together with the opinion of the accountants

Atlas-Energy for the Nineties - Public #7 Ltd.
(A Pennsylvania Limited Partnership)

BALANCE SHEET

December 31, 1998


ASSETS


Interest receivable                                 29,592
Oil and gas well drilling contracts and leases  14,042,536
Organizational and syndication costs             1,798,253

                                             $  15,870,381


LIABILITIES AND PARTNERS' CAPITAL


Partners' capital                             $  15,870,381

----------------------------------------------------------------
Atlas-Energy for the Nineties - Public #7 Ltd.
(A Pennsylvania Limited Partnership)

STATEMENT OF EARNINGS AND
CHANGES IN PARTNERS' CAPITAL ACCOUNTS

From July 16, 1998 (date of formation) to
December 31, 1998


                                 MANAGING
                                 GENERAL    OTHER
                                 PARTNER    PARTNERS      TOTAL REVENUE

   Interest income                 -         29,592            29,592

          Net earnings             -        29,592              29,592

PARTNERS' CAPITAL CONTRIBUTIONS

   Cash                             -    11,988,350          11,988,350
   Organizational and
syndication costs              1,798,253          -           1,798,253
   Tangible costs              1,845,386          -           1,845,386
   Leasehold costs               208,800          -             208,800

          PARTNERS' CAPITAL
          AT END OF YEAR     $ 3,852,439 $12,017,942        $15,870,381

Atlas-Energy for the Nineties - Public #7 Ltd.
(A Pennsylvania Limited Partnership)

STATEMENT OF CASH FLOWS

From July 16, 1998 (date of formation) to December 31, 1998

Cash flows from operating activities:

   Interest income                                 $         29,592

   Adjustments to reconcile net earnings to net cash provided by operating activities:
          Increase in interest receivable                   (29,592)

               Net cash provided by operating activities         -


Cash flows used in investing activities:
    Oil and gas well drilling contracts                 (11,988,350)


Cash flows from financing activities:
   Partners' capital contributions                       11,988,350

          CASH AT DECEMBER 31, 1998           $                   -



SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
   Assets contributed by Managing General Partner
      Tangible costs                                  $    1,845,386
      Organizational and syndication costs                 1,798,253
      Lease costs                                            208,800

                                                      $    3,852,439
Atlas-Energy for the Nineties - Public #7 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENT

December 31, 1998



A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Atlas-Energy for the Nineties - Public #7 Ltd. (the "Partnership") is a Pennsylvania Limited Partnership that was formed on July 16, 1998. Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, serves as Managing General Partner and Operator, and the subscribers to Units will be either Limited Partners or Investor General Partners depending on their election.

The Partnership will be funded to drill Development Wells which are located primarily in the Mercer County area of Pennsylvania, although the Managing General Partner has reserved the right to use up to 15% of the Partnership
Subscription to drill wells in other areas of the United
States.

Subscriptions at a cost of $10,000 per unit will be sold through wholesalers and broker-dealers including Anthem Securities, Inc., an affiliated company, which will be compensated in an amount equal to 10% of the subscription plus a .5% accountable due diligence expense. Commencement of Partnership operations is subject to the receipt of minimum Partnership subscriptions of $1,000,000 (to a maximum of $12,000,000) by December 31, 1998. As of December 31, 1998, there were 366 investors which contributed $11,988,350.

2. PROPOSED ACCOUNTING POLICIES

The financial statements are prepared in accordance with generally accepted accounting principles.

The Partnership proposes to use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Depreciation and depletion will be provided on a field-by-field basis using the unit-of-production method based on periodic estimates of oil and gas reserves.

The Partnership prepaid drilling costs of $11,988,350 pursuant to the drilling and operating agreement. All oil and gas development activities are scheduled to be drilled in the first quarter of 1999. Recoverability of the cost of oil and gas properties is dependent upon the results of such development activities.

Undeveloped leaseholds and proved properties will be assessed periodically or whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Proved properties will be assessed based on estimates of future cash flows.



Atlas-Energy for the Nineties - Public #7 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENT - CONTINUED

December 31, 1998



2. PROPOSED ACCOUNTING POLICIES (CONTINUED)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

In 1988, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This statement requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The Partnership will be required to adopt the provisions of SOP 98-5 effective January 1, 1999 and as a result will write-off the unamortized organization and syndication costs as a charge to Partners' Capital.


3. FEDERAL INCOME TAXES

The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.


4. PARTICIPATION IN REVENUES AND COSTS

Atlas and the other partners will generally participate in revenues and costs in the following manner:



                                          ATLAS     OTHER PARTNERS
Organization and offering costs           100%           0%
Lease costs                               100%           0%
Revenues                                   31%          69%
Direct operating costs                     31%          69%
Intangible drilling costs                   0%         100%
Tangible costs                             51%          49%
Tax deductions:
 Intangible drilling and development costs  0%         100%
 Depreciation                              51%          49%
 Depletion allowances                      31%          69%





Atlas-Energy for the Nineties - Public #7 Ltd.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENT - CONTINUED

December 31, 1998


5. TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

The Partnership intends to enter into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

Drilling contracts to drill and complete Partnership wells at ananticipated cost of $39.15 per foot on completed wells.

Administrative costs at $75 per well per month.

Well supervision fees initially of $275 per well per month plus the cost of third party materials and services.

Gas transportation and marketing charges at competitive rates which currently is 29 cents per MCF.

6. PURCHASE COMMITMENT

Subject to certain conditions, investor partners may present their interests beginning in 2003 for purchase by Atlas.
Atlas is not obligated to purchase more than 5% of the units in any calendar year.

7. SUBORDINATION OF MANAGING GENERAL PARTNER'S
REVENUE SHARE

Atlas will subordinate a part of its partnership revenues in an amount up to 12.4% of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the participants.

8. INDEMNIFICATION

In order to limit the potential liability of the investor general partners, Atlas Resources, Inc. has agreed to indemnify each investor general partner from any liability incurred which exceeds such partner's share of Partnership assets.

9. NATURAL GAS AND OIL PRODUCING ACTIVITIES

The supplementary information of natural gas and oil
activities required by SFAS No. 69, Disclosures About Oil and Gas
Producing Activities, has not been presented because the Partnership did not commence operations until 1999.
---------------------------------------------------------------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
A PENNSYLVANIA LIMITED PARTNERSHIP


We have audited the accompanying balance sheet of Atlas-Energy for The Nineties - Public #7 Ltd., A Pennsylvania Limited Partnership, as of December 31, 1998, and the related statements of earnings and changes in partners' capital and cash flows for the period July 16, 1998 (date of formation) to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Atlas-Energy for The Nineties - Public #7 Ltd. as of December 31, 1998 and the results of its operations and cash flows for the period July 16, 1998 (date of formation) to December 31, 1998, in conformity with generally accepted accounting principles.




Cleveland, Ohio
March 1, 1999






-----------------------------------------------------------------

ITEM 8.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
     In December 1998, the Partnership engaged Grant Thornton, L.L.P., as the independent certified public accountants to audit the Partnership's financial statements for the calendar year ended December 31, 1998. At that time, the Partnership chose not to renew the engagement of McLaughlin & Courson, who previously served as the Partnership's independent certified public accountants. The decision to change accountants was approved by the Board of Directors of the Managing General Partner, Atlas.

     During the period since the formation of the Partnership on July 16, 1998, and each subsequent interim period, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements.

     The report of the former principal accountants on the financial statements of the Partnership since its formation on July 16, 1998, contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.
================================================================
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Responsibilities of Atlas. The Partnership has no employees and relies on Atlas as Managing General Partner of the Partnership. Atlas also serves as driller/operator of the wells. Atlas has complete and exclusive discretion and control over the operations and activities of the Partnership and will make all of the Partnership's decisions affecting the wells developed by the Partnership. Atlas will provide continuing review and analysis of all wells developed by the Partnership and will monitor all expenditures and commitments made on behalf of the Partnership. In addition, Atlas will perform administrative services relating to the funding and operation of the Partnership, Participant reporting, financial budgeting and record keeping.

     Because there are no equity securities registered pursuant to
Section 12 of the Exchange Act there is no required compliance with
Section 16(A) of the Exchange Act.

     Business of Atlas. Atlas, a Pennsylvania corporation, was incorporated in 1979 and Atlas Energy Group, Inc. ("Atlas Energy"), an Ohio corporation, was incorporated in 1973. As of December 31, 1998, Atlas and its affiliates operated approximately 1,399 natural gas wells located in Ohio and Pennsylvania. Atlas and Atlas Energy have acted as operator with respect to the drilling of a total of approximately 1,842 natural gas wells, approximately 1,781 of which were capable of production in commercial quantities. Atlas' primary offices are located at 311 Rouser Road, Moon Township, Pennsylvania 15108.

    On September 29, 1998, Atlas Group, the former parent company of Atlas, merged into Atlas America, Inc. ("AAI"), a newly formed wholly-owned subsidiary of Resource America, Inc. ("RAI"). The merger was consummated pursuant to an Agreement and Plan of Merger dated July 13, 1998, as amended by Amendment No. 1 thereto dated September 29, 1998 by and among RAI, AAI, Atlas Group and certain shareholders of Atlas Group, (collectively, the "Agreement"). RAI is a publicly-traded company principally engaged in real estate finance, equipment leasing and energy and energy finance.

     AAI will continue the existing business of Atlas Group. AAI will be headquartered in Atlas Group's existing suburban Pittsburgh offices.

     There may be changes in the future in the directors and executive officers of Atlas. However, Mr. James R. O'Mara will continue to serve Atlas, as well as AAI, as President and Chief Executive Officer pursuant to an employment agreement which can be renewed upon the expiration of its term. Additionally, it is anticipated that current RAI, AAI and/or Resource Energy, Inc. ("Resource Energy") staff and directors of RAI will assume a variety of new operating responsibilities in AAI. Although Resource Energy will maintain its separate corporate existence, AAI will manage the employees and assets of Resource Energy including sharing common employees.
Atlas and its affiliates under AIC, Inc. employ a total of approximately ninety-nine persons, consisting of three geologists (one of whom is an exploration geologist), five landmen, five engineers, thirty-three operations staff, eight accounting, one legal, eight gas marketing, and eighteen administrative personnel. The balance of the personnel are engineering, pipeline and field supervisors.

ORGANIZATIONAL DIAGRAM (1)

Resource America, Inc.____Atlas America, Inc.____AIC, Inc.______________Atlas Resources, Inc. (Managing General Partner, Driller and Operator in Pennsylvania)__Mercer Gas Gathering, Inc. (Gas Gathering Company)__Pennsylvania Industrial Energy, Inc. ("PIE") (Sells Gas to Pennsylvania Industry)__Atlas Energy Corporation (Managing General Partner of Exploratory Drilling Programs and Driller and Operator)__Transatco, Inc., which owns 50% of Topico (Operates Pipeline in Ohio) __Anthem Securities Inc. (Registered Broker-Dealer and Dealer-Manager)__Atlas Energy Group, Inc. (Driller and Operator in
Ohio)__Atlas Information Management, L.L.C. (Markets Information and Technology Services)_____ARD Investments, Inc.___AED Investments, Inc.__

Resource Energy, Inc., a subsidiary of Resource America, Inc., is also engaged in the oil and gas business.

     As a result of the merger there may, in the future, be a consolidation of the existing entities. In addition, AAI has agreed to sell its gas marketing subsidiary, Atlas Gas Marketing, Inc. to an Affiliate of First Energy (a company listed on the New York Stock Exchange). The Managing General Partner anticipates that the Partnership's gas would be marketed by First Energy's Affiliate, Northeast Ohio Gas Marketing.
Directors, Executive Officers and Significant Employees of Atlas.
The executive officers, directors and significant employees of Atlas are as follows:

NAME                   AGE       POSITION OR OFFICE

Charles T. Koval       65     Chairman of the Board and a Director

James R. O'Mara        55     President, Chief Executive Officer and a
Director

Bruce M. Wolf          50     General Counsel, Secretary and a Director

Donald P. Wagner       56     Vice President-Drilling and Completion

Frank P. Carolas       38     Vice President of Geology

Tony C. Banks          43     Senior Vice President of Finance and
Chief Financial Officer

Michael L. Staines     49     Senior Vice President and Chief Operating
                              Officer

Jacqueline B. Poloka   47     Controller

Eric D. Koval          33     President of Anthem Securities, Inc.

Jeffrey C. Simmons     39     Vice President of Production


Charles T. Koval. Chairman of the Board and a director. He co-founded Atlas Energy. Mr. Koval is serving and has served as a director of Imperial Harbors since 1980.

James R. O'Mara. President, chief executive officer and a director. Mr. O'Mara joined Atlas Energy in 1975. He is the President of Mercer Gas Gathering, Inc. and AAI.

Bruce M. Wolf.   General Counsel, Secretary and a director.  Mr. Wolf
joined Atlas Energy in January, 1980. Mr. Wolf is the President of Atlas Gas Marketing, Inc., AIC, Inc., ARD Investments, Inc. and AED Investments, Inc.

Donald P. Wagner. Vice President-Drilling and Completion. Mr. Wagner joined Atlas Energy in 1979.
Frank P. Carolas. Vice President of Geology. Mr. Carolas joined Atlas Energy in 1981.

Tony C. Banks. Senior Vice President of Finance and Chief Financial Officer. Mr. Banks joined Atlas Group in 1995. Prior to Mr. Banks joining Atlas he had been with affiliates of Consolidated Natural Gas Company ("CNG") since 1974. Mr. Banks started as an accounting clerk with CNG's parent company in 1974 and progressed through various positions with CNG's Appalachian producer, northeast gas marketer and southwest producer to his last position as Treasurer of CNG's national energy marketing subsidiary.

Michael L. Staines. Senior Vice President and Chief Operating Officer. Senior Vice President and Secretary of RAI since 1989 and President, Chief Executive Officer and director of Resource Energy, Inc.
("Resource Energy") (a wholly owned subsidiary of RAI) since 1997.

Jacqueline B. Poloka.  Controller.  Ms. Poloka joined Atlas Energy in
1980.

Eric D. Koval. President of Anthem Securities, Inc. Mr. Koval joined Atlas in 1993 as a production engineer specializing in acquisitions and dispositions. He subsequently moved into the investor relations department in 1994. Mr. Koval is a registered broker-dealer principal, and is the son of Charles Koval.

Jeffrey C.  Simmons.  Vice President of Production.   Executive Vice
President, Chief Operating Officer and director of Resource Energy since 1997. From 1994 to 1997, he was Vice President - Exploration of RAI and, from 1988 to 1994, he was Director of Well Services of RAI.

ITEM 10.     EXECUTIVE COMPENSATION
The Partnership, as previously stated, has no employees. The following table, however, sets forth all cash compensation paid by Atlas (which has complete and exclusive discretion and control over the operations and activities of the Partnership) during the calendar year ended December 31, 1998, to the five most highly compensated persons who are executive officers or directors and to all executive officers and directors of Atlas as a group, for services in all capacities while acting as executive officers or directors of Atlas:

Name of Individual (3)_
     Capacities in which served
           Cash Compensation (Compensation pursuant to Plans          .
 .                      Aggregate of contingent forms of remuneration__

James R. O'Mara_
President, Chief Executive Officer and a Director_$307,450_   $21,457_-

Charles T. Koval_
Chairman of the Board and  a Director_           $298,000_   $5,000_-__

Bruce M. Wolf_
General Counsel, Secretary and a Director         _$234,170_   $15,626_
-__
Donald P. Wagner_
Vice President of Operations_                      $147,560_   $14,059_
-__
Tony C. Banks_
Vice President and Chief Financial Officer_          $143,034   $12,269
-__
Executive Officers as a Group (8 persons)


(1)The amounts indicated were composed of salaries and all cash bonuses for services rendered to the Managing General Partner and its Affiliates during the last fiscal year, including compensation that would have been paid in cash but for the fact the payment of the compensation was deferred.
(2)Atlas Group and its Affiliates had an Employee Stock Ownership Plan ("ESOP") for the benefit of its employees, other than Messrs. Koval and Joseph R. Sadowski (a retired founder), to which it contributed annually approximately 6% of annual compensation in the form of shares of Atlas Group, and a 401(K) plan which allowed employees to contribute the lesser of 15% of their compensation or $10,000 for the calendar year 1998. Atlas Energy contributed an amount equal to 50% of each employee's contribution for the calendar year 1998.
(3)During the Managing General Partner's fiscal year ended July 31,1998, each director was paid a director's fee of $12,000 for the year. There were no other arrangements for remuneration of directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

As of December 31, 1998, the Partnership had issued and outstanding
366 Units.   No officer or director of Atlas owns any Units, and no
partner beneficially owns more than 10% of the outstanding Units of the Partnership.

     RAI owns 100% of the common stock of AAI, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of the Managing General Partner. See above regarding the stock options in RAI to the executive officers.
=================================================================
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Oil and Gas Revenues.
       The Managing General Partner will be allocated 25% of the oil and gas revenues of the Partnership in return for paying organization and offering costs equal to 15% of the Partnership Subscription, 51% of tangible costs and contributing all leases to the Partnership.

Leases.
        The Managing General Partner contributed (at the lower of fair market value or the Managing General Partner's cost of such prospects) 60 undeveloped prospects to the Partnership to drill approximately 55.5 net wells. Atlas received a credit in the amount of $ 199,800 for these prospects.

Administrative Costs.
         The Managing General Partner and its affiliates will receive an unaccountable, fixed payment reimbursement for their administrative costs determined by the Managing General Partner to be an amount equal to $75 per well per month, which will be proportionately reduced if
less than 100% of the working interest in a well is acquired.   With
respect to the net wells Atlas will receive $50,850 for the Partnership's first 12 months of operations.
Direct Costs. The Managing General Partner and its affiliates will be reimbursed for all direct costs expended on behalf of the Partnership.

Drilling Contracts.
       On December 01, 1998, the Partnership entered into a drilling contract with Atlas to drill and complete 12 net wells which was amended on December 31, 1998, to drill and complete an additional 52 wells. The Partnership paid Atlas for drilling and completing the Partnership wells an amount equal to $39.15 per foot to the depth of the well at its deepest penetration, which was proportionately reduced
if less than 100% of the working interest in a well is acquired.   With
respect to the net wells the total amount received by Atlas was $11,988,350.

Per Well Charges.
      As the wells commence production Atlas, as operator, will be reimbursed at actual cost for all direct expenses incurred on behalf of the Partnership and will receive well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. With respect to the net wells Atlas will receive $183,150 for the Partnership's first 12 months of operations. The well supervision fees are proportionately reduced to the extent the Partnership acquires less than 100% of the Working Interest in a well.
As operator Atlas charges the Partnership at cost for third party services and materials provided for each well which has been placed in operation.

Transportation and Marketing Fees.
      The Partnership will pay a combined transportation and marketing charge at a competitive rate, which is currently 29 cents per MCF, to affiliates of Atlas, with respect to natural gas produced by the Partnership.

Dealer-Manager Fees.
      The Dealer Manager, Anthem Securities, received a 2.5% dealer-manager fee, a 7.5% sales commission and a .5% reimbursment of the Selling Agent's accountable due diligence fees in the amount of $948,250. Of this amount the Dealer-Manager reallowed $948,250 to the Selling Agents. The Dealer-Manager will receive no further compensation.

Other Compensation.
      Atlas or an affiliate will be reimbursed by the Partnership for any loan Atlas or an affiliate may make to or on behalf of the Partnership, and Atlas or the affiliate will have the right to charge a competitive rate of interest on any such loan. If Atlas provides equipment, supplies and other services to the Partnership it may do so at competitive industry rates.
================================================================
ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

The registrant filed one report on Form 8-K during the last quarter of the period covered by this report. In December 1998, the Partnership engaged Grant Thornton, L.L.P., as the independent certified public accountants to audit the Partnership's financial statements for the calendar year ended December 31, 1998. At that time, the Partnership chose not to renew the engagement of McLaughlin & Courson, who previously served as the Partnership's independent certified public accountants. The decision to change accountants was aproved by the Board of Directors of the Managing General Partner, Atlas.

16, 1998, and each subsequent interim period, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements.

The reports of the former principal accountants on the financial statements of the Partnership since its formation on July 16, 1998, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainity, audit scope or accounting principles.
================================================================

                                EXHIBIS

4(a)_Certificate of Limited Partnership for
Atlas-Energy for the Nineties-Public #7 Ltd.
---------------------------------------------------------------------


Microfilm Number 9853-1270
Filed with the Department of State on July 16 1998

Entity Number 2826977     Secretary of the Commonwealth

CERTIFICATE OF LIMITED PARTNERSHIP
DSCB:15-8511 (Rev 90)

In compliance with the requirements of 15 Pa.C.S. 8511
(relating to certificate of limited partnership), the undersigned, desiring to form a limited partnership, hereby certifies that:

1. The name of the limited partnership is: Atlas -
Energy for the Nineties - Public #7 Ltd.

2. The (a) address of this limited partnership's initial registered office in this Commonwealth or
(b) name of its commercial registered office provider and the county of venue is: (a) 311
Rouser Road Moon Township PA  15108  Allegheny (b)
N/A

3. The name and business address of each general partner of the partnership is:

Atlas Resources, Inc
311 Rouser Road Moon Township, Pennsylvania  15108

4. (Check, and if appropriate complete, one of the following):

X The formation of the limited partnership shall be effective upon filing this Certificate of Limited
Partnership in the Department of State.

The formation of the limited partnership shall be effective on-------.

----------------------------------------------------------------


4(b)_Amended and Restated Certificate and Agreement of Limited Partnership for Atlas-Energy for the Nineties-Public #7 Ltd. dated December 31, 1998
Microfilm Number 9888-1342
Filed with the Department of State on 12-03-98
Entity Number 2826977

CERTIFICATE OF AMENDMENT-LIMITED PARTNERSHIP
DSCB:15-8512 (Rev 90)

     In compliance with the requirements of 15 Pa.C.S. Section 8512 (relating to certificate of amendment), the undersigned limited partnership, desiring to amend its Certificate of Limited Partnership, hereby certifies that:

1. The name of the limited partnership is:   ATLAS-ENERGY FOR THE
NINETIES-PUBLIC #7 LTD.

2. The date of filing of the original Certificate of Limited Partnership
is:       JULY  16.  1998

3. (Check, and if appropriate complete, one of the following):

_____ The amendment adopted by the limited partnership, set forth in full, is as follows:

__X__ The amendment adopted by the limited partnership is set forth in full in Exhibit A attached hereto and made a part hereof.

4. (Check, and if appropriate complete, one of the following):

__X__ The amendment shall be effective upon filing this Certificate of Amendment in the Department of State.

_____ The amendment shall be effective on: ________________________ at
__________________________
                                   Date                         Hour

5. (Check if the amendment restates the Certificate of Limited
Partnership):

_____ The restated Certificate of Limited Partnership supersedes the original Certificate of Limited Partnership and all amendments thereto.

     IN TESTIMONY WHEREOF, the undersigned limited partnership has caused this Certificate of Amendment to be executed this 1 day of DECEMBER, 1998

                              ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7
LTD.
                                   By:       Atlas Resources, Inc.
                                        Managing General Partner

                                        (Name of Partnership

                                   By:
                                                  (Signature)   J. R.
O'Mara
                                   Title:     President and CEO
----------------------------------------------------------------
 4(c)_Amended and Restated Certificate and Agreement
of Limited Partnership for Atlas-Energy for the
Nineties-Public #7 Ltd. dated January 28, 1999
Microfilm Number _____________
Filed with the Department of State on 2-11-99
Entity Number 2826977_

CERTIFICATE OF AMENDMENT-LIMITED PARTNERSHIP
DSCB:15-8512 (Rev 90)

     In compliance with the requirements of 15 Pa.C.S. Section 8512 (relating to certificate of amendment), the undersigned limited partnership, desiring to amend its Certificate of Limited Partnership, hereby certifies that:

6. The name of the limited partnership is:   ATLAS-ENERGY FOR THE
NINETIES-PUBLIC #7 LTD.

7. The date of filing of the original Certificate of Limited Partnership
is:       JULY  16.  1998

8. (Check, and if appropriate complete, one of the following):

_____ The amendment adopted by the limited partnership, set forth in full, is as follows:

__X__ The amendment adopted by the limited partnership is set forth in full in Exhibit A attached hereto and made a part hereof.

9. (Check, and if appropriate complete, one of the following):

__X__ The amendment shall be effective upon filing this Certificate of Amendment in the Department of State.

_____ The amendment shall be effective on: ________________________ at
__________________________
                                   Date                         Hour

10. (Check if the amendment restates the Certificate of Limited
Partnership):

_____ The restated Certificate of Limited Partnership supersedes the original Certificate of Limited Partnership and all amendments thereto.

     IN TESTIMONY WHEREOF, the undersigned limited partnership has caused this Certificate of Amendment to be executed this 28 day of January 1999

                              ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7
LTD.
                                   By:       Atlas Resources, Inc.
                                        Managing General Partner

______________________________________________
                                        (Name of Partnership

                                   By:
___________________________________________
                                                  (Signature)   J. R.
O'Mara
                                   Title:     President and CEO
----------------------------------------------------------------
=================================================================
10(a)_Drilling and Operating Agreement with exhibits

DRILLING AND OPERATING AGREEMENT
           ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7 LTD.

(THIS DRILLING AND OPERATING AGREEMENT WILL BE APPROPRIATELY
MODIFIED FOR OTHER AREAS OF THE UNITED STATES.)

---------------------------------------------------------------------

     INDEX

SECTION                                                        PAGE

1. Assignment of Well Locations; Representations; Designation of Additional Well Locations;
  Outside Activities                                             1

2.     Drilling of Wells; Interest of Developer;  Right of Substitution
                                                                 2

3.     Operator - Responsibilities in General; Term              3

4.     Operator's Charges for Drilling and Completing Wells; Completion
Determination                                                    4

5.     Title Examination of Well Locations; Liability for Title Defects
                                                                 5

6.     Operations Subsequent to Completion of the Wells; Price
Determinations; Plugging and Abandonment                         5

7.     Billing and Payment Procedure with Respect to Operation of
Wells; Records, Reports and Information                          6

8.     Operator's Lien                                           8

9.     Successors and Assigns; Transfers; Appointment of Agent   8

10.     Insurance; Operator's Liability                          9

11.     Internal Revenue Code Election, Relationship of Parties; Right
to Take Production in Kind                                       9

12.     Force Majeure                                           10

13.     Term                                                    10

14.     Governing Law and Invalidity                            10

15.     Integration                                             11

16.     Waiver of Default or Breach                             11

17.     Notices                                                 11

18.     Interpretation                                          12

19.     Counterparts                                            12

Signature Page                                                  12

Exhibit A     Description of Leases and Initial Well Locations
Exhibits A-l through A-___     Maps of Initial Well Locations
Exhibit B     Form of Assignment
Exhibit C     Form of Addendum

-------------------------------------------------------------

                DRILLING AND OPERATING AGREEMENT

THIS AGREEMENT made this 1 day of December 1998, by and between ATLAS RESOURCES, INC., a Pennsylvania corporation (hereinafter referred to as "Atlas" or "Operator"),

                                 and

ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7 LTD., a Pennsylvania limited partnership, (hereinafter referred to as the "Developer").

                       WITNESSETH THAT:

WHEREAS, the Operator , by virtue of the Oil and Gas Leases (the
"Leases") described on Exhibit A attached hereto and made a part hereof, has certain rights to develop the 38 initial well locations identified on the maps attached hereto as Exhibits A-l through 1-38_ (the "Initial Well Locations");

WHEREAS, the Developer, subject to the terms and conditions hereof, desires to acquire certain of Atlas' rights to develop the aforesaid 38 Initial Well Locations and to provide for the development upon the terms and conditions herein set forth of additional well locations ("Additional Well Locations") which the parties may from time to time designate; and

WHEREAS, the Operator is in the oil and gas exploration and development business, and the Developer desires that Operator, as its independent contractor, perform certain services in connection with its efforts to develop the aforesaid Initial and Additional Well Locations (hereinafter collectively referred to as the "Well Locations") and to operate the wells completed thereon, on the terms and conditions herein set forth;

NOW THEREFORE, in consideration of the mutual covenants herein contained and subject to the terms and conditions hereinafter set forth, the parties hereto, intending to be legally bound, hereby agree as follows:

1. Assignment of Well Locations; Representations; Designation of Additional Well Locations; Outside Activities.

(a) The Operator shall execute an assignment of an undivided percentage of Working Interest in the Well Location acreage for each well to the Developer as shown on Exhibit A attached hereto, which assignment shall be limited to a depth from the surface to the top of the Queenston formation in Mercer County, Pennsylvania and Ohio.

The assignment shall be substantially in the form of Exhibit B attached hereto and made a part hereof. The amount of acreage included in each Initial Well Location and the configuration thereof are indicated on the maps attached hereto as Exhibits A-l through A38 The amount of acreage included in each Additional Well Location and the configuration thereof shall be indicated on the maps to be attached as exhibits to the applicable addendum as provided in sub-section (c) below.

(b) As of the date hereof, the Operator represents and warrants to the Developer that the Operator is the lawful owner of said Lease and rights and interest thereunder and of the personal property thereon or used in connection therewith; that the Operator has good right and authority to sell and convey the same, and that said rights, interest and property are free and clear from all liens and encumbrances, and that all rentals and royalties due and payable thereunder have been duly paid. The foregoing representations and warranties shall also be made by the Operator at the time of each recorded assignment of the acreage included in each Initial Well Location and at the time of each recorded assignment of the acreage included in each Additional Well Location designated pursuant to sub-section (c) below, such representations and warranties to be included in each recorded assignment substantially in the manner set forth in the form of assignment attached hereto and made a part hereof as Exhibit B. The Managing General Partner agrees to indemnify, protect and hold the Developer and its successors and assigns harmless from and against all costs (including but not limited to reasonable attorneys' fees), liabilities, claims, penalties, losses, suits, actions, causes of action, judgments or decrees resulting from the breach of any of the aforesaid representations and warranties. It is understood and agreed that, except as specifically set forth above, the Managing General Partner makes no warranty or representation, express or implied, as to its title or the title of the lessors in and to the lands or oil and gas interests covered by said Leases.

(c) In the event that the parties hereto desire to designate Additional Well Locations to be developed in accordance with the terms and conditions of this Agreement, each of said parties shall execute an addendum substantially in the form of Exhibit C attached hereto and made a part hereof specifying the undivided percentage of Working Interest and the Oil and Gas Leases to be included as Leases hereunder, specifying the amount and configuration of acreage included in each such Additional Well Location on maps attached as exhibits to such addendum and setting forth their agreement that such Additional Well Locations shall be developed in accordance with the terms and conditions of this Agreement.
----------------------------------------------------------------------

(d) It is understood and agreed that the assignment of rights under the Leases and the oil and gas development activities contemplated by this Agreement relate only to the Initial Well Locations described herein and to the Additional Well Locations designated pursuant to sub-section (c) above. Nothing contained in this Agreement shall be interpreted to restrict in any manner the right of each of the parties hereto to conduct without the participation of any other party hereto any additional activities relating to exploration, development, drilling, production or delivery of oil and gas on lands adjacent to or in the immediate vicinity of the aforesaid Initial and Additional Well Locations or elsewhere.

2.     Drilling of Wells; Interest of Developer; Right of Substitution.

(a) Operator, as Developer's independent contractor, agrees to drill, complete (or plug) and operate 38 natural gas wells on the 38 Initial Well Locations in accordance with the terms and conditions of this Agreement. Developer, as a minimum commitment, agrees to participate in and pay the Operator's charges for drilling and completing the wells and any extra costs pursuant to Section 4 hereof in proportion to the share of the Working Interest owned by the Developer in the wells with respect to all
 38 initial wells, it being expressly understood and agreed that, subject to sub-section (e) below, Developer does not reserve the right to decline participation in the drilling of any of the 38 initial wells to be drilled hereunder.

(b) Operator will use its best efforts to commence drilling the first well within thirty (30) days after the date of this Agreement and to commence the drilling of each of said 38 initial wells for which payment is made pursuant to Section 4(b) of this Agreement, on or before March 31, 1999. Subject to the foregoing time limits, Operator shall determine the timing of and the order of the drilling of said 38 Initial Well Locations.

(c) The 38 initial wells to be drilled on the Initial Well Locations designated pursuant to this Agreement and any additional wells drilled hereunder on any Additional Well Locations designated pursuant to Section l(c) above shall be drilled and completed (or plugged) in accordance with the generally accepted and customary oil and gas field practices and techniques then prevailing in the geographical area of the Well Locations and shall be drilled to a depth sufficient to test thoroughly the objective formation or the deepest assigned depth, whichever is less.

(d) Except as otherwise provided herein, all costs, expenses and liabilities incurred in connection with the drilling and other operations and activities contemplated by this Agreement shall be borne and paid, and all wells, gathering lines of up to approximately 1,500 feet on the Prospect, equipment, materials, and facilities acquired, constructed or installed hereunder shall be owned, by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells. Subject to the payment of lessor's royalties and other royalties and overriding royalties, if any, production of oil and gas from the wells to be drilled hereunder shall be owned by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells.

(e) Notwithstanding the provisions of sub-section (a) above, in the event the Operator or Developer determines in good faith, with respect to any Well Location, before operations commence hereunder with respect to such Well Location, based upon the production (or failure of production) of any other wells which may have been recently drilled in the immediate area of such Well Location, or upon newly discovered title defects, or upon such other evidence with respect to the Well Location as may be obtained, that it would not be in the best interest of the parties hereto to drill a well on such Well Location, then the party making the determination shall notify the other party hereto of such determination and the basis therefor and, unless otherwise instructed by Developer, such well shall not be drilled.

If such well is not drilled, Operator shall promptly propose a new well location (including such information with respect thereto as Developer may reasonably request) within Pennsylvania or Ohio to be substituted for such original Well Location. Developer shall thereafter have the option for a period of seven (7) business days to either reject or accept the proposed new well location. If the new well location is rejected, Operator shall promptly propose another substitute well location pursuant to the provisions hereof.
----------------------------------------------------------------------

Once the Developer accepts a substitute well location or does not reject it within said seven (7) day period, this Agreement shall terminate as to the original Well Location and the substitute well location shall become subject to the terms and conditions hereof.


     3.     Operator - Responsibilities in General; Term.

(a) Atlas shall be the Operator of the wells and Well Locations subject to this Agreement and, as the Developer's independent contractor, shall, in addition to its other obligations hereunder:

make the necessary arrangements for the drilling and completion of wells and the installation of the necessary gas gathering line systems and connection facilities;
make the technical decisions required in drilling, testing, completing and operating such wells;
manage and conduct all field operations in connection with the drilling, testing, completing, equipping, operating and producing of the wells;
maintain all wells, equipment, gathering lines and facilities in good working order during the useful life thereof; and perform the necessary administrative and accounting functions.

In the performance of work contemplated by this Agreement, Operator is an independent contractor with authority to control and direct the performance of the details of the work.

(b)     Operator covenants and agrees that:

it shall perform and carry on (or cause to be performed and carried on) its duties and obligations hereunder in a good, prudent, diligent and workmanlike manner using technically sound, acceptable oil and gas field practices then prevailing in the geographical area of the aforesaid Well Locations;
all drilling and other operations conducted by, for and under the control of Operator hereunder shall conform in all respects to federal, state and local laws, statutes, ordinances, regulations, and requirements;
unless otherwise agreed in writing by the Developer, all work performed hereunder pursuant to a written estimate shall conform to the technical specifications set forth in such written estimate and all equipment and materials installed or incorporated in the wells and facilities hereunder shall be new or used and of good quality;
in the course of conducting operations hereunder, it shall comply with all terms and conditions of the Leases (and any related assignments, amendments, subleases, modifications and supplements) other than any minimum drilling commitments contained therein;
it shall keep the Well Locations subject to this Agreement and all wells, equipment and facilities located thereon, free and clear of all labor, materials and other liens or encumbrances arising out of operations hereunder;
it shall file all reports and obtain all permits and bonds required to be filed with or obtained from any governmental authority or agency in connection with the drilling or other operations and activities which are the subject of this Agreement; and it will provide competent and experienced personnel to supervise the drilling, completing (or plugging), and operating of the wells and use the services of competent and experienced service companies to provide any third party services necessary or appropriate in order to perform its duties hereunder.

(c)     Atlas shall serve as Operator hereunder until the earliest of:

the termination of this Agreement pursuant to Section 13 hereof;
----------------------------------------------------------------
the termination of Atlas as Operator by the Developer which may be effected by the Developer at any time in its discretion, with or without cause; upon sixty (60) days advance written notice to the Operator; or the resignation of Atlas as Operator hereunder which may occur upon ninety (90) days' written notice to the Developer at any time after five (5) years from the date hereof, it being expressly understood and agreed that Atlas shall have no right to resign as Operator hereunder prior to the expiration of the aforesaid five-year period.
Any successor Operator hereunder shall be selected by the Developer. Nothing contained in this sub-section (c) shall relieve or release Atlas or the Developer from any liability or obligation hereunder which accrued or occurred prior to Atlas' removal or resignation as Operator hereunder. Upon any change in Operator pursuant to this provision, the then present Operator shall deliver to the successor Operator possession of all records, equipment, materials and appurtenances used or obtained for use in connection with operations hereunder and owned by the Developer.

4.     Operator's Charges for Drilling and Completing Wells; Completion
Determination.

(a) All natural gas wells which are drilled and completed hereunder shall be drilled and completed on a footage basis for a price of $39.15 per foot to the depth of the well at its deepest penetration as recorded by Operator. The aforesaid footage price for each of said natural gas wells shall be set forth in an AFE which shall be attached to this Agreement as an Exhibit, and shall cover all ordinary costs which may be incurred in drilling and completing each such well for production of natural gas, including without limitation, site preparation, permits and bonds, roadways, surface damages, power at the site, water, Operator's overhead and profit, rights-of-way, drilling rigs, equipment and materials, costs of title examination, logging, cementing, fracturing, casing, meters (other than utility purchase meters), connection facilities, salt water collection tanks, separators, siphon string, rabbit, tubing, an average of 1,500 feet of gathering line per well, geological and engineering services and completing two (2) zones. Such footage price shall not include the cost of:

completing more than two (2) zones;

 completion procedures, equipment, or any facilities necessary or appropriate for the production and sale of oil and/or natural gas liquids; and

equipment or materials necessary or appropriate to collect, lift or dispose of liquids for efficient gas production, except that the cost of saltwater collection tanks, separators, siphon string and tubing shall be included in the aforesaid footage price.

Any such extra costs shall be billed to Developer in proportion to the share of the Working Interest owned by the Developer in the wells on a direct cost basis equal to the sum of:

Operator's invoice costs of third party services performed and materials and equipment purchased plus ten percent (10%) to cover supervisory services and overhead; and

Operator's standard charges for services performed directly by it.

(b) In order to enable Operator to commence site preparation for ________________ 38 initial wells, to obtain suitable subcontractors for the drilling and completion of such wells at currently prevailing prices, and to insure the availability of equipment and materials, the Developer shall pay to Operator, in proportion to the share of the Working Interest owned by the Developer in the wells, one hundred percent (100%) of the estimated price for all
 38 initial wells upon execution of this
Agreement. The payment to be nonrefundable in all events, except that Developer shall not be required to pay completion costs prior to the time that a decision is made that the well warrants a completion attempt and the share of such payments of the Managing General Partner of the Developer shall be paid within five (5) business days of notice from Operator that such costs have been incurred.

With respect to each additional well drilled on the Additional Well Locations, if any, in order to enable Operator to commence site preparation, to obtain suitable subcontractors for the drilling and completion of such wells at currently prevailing prices, and to insure the availability of equipment and materials, Developer shall pay Operator, in proportion to the share of the Working Interest owned by the Developer in the wells, one hundred percent (100%) of the estimated price for such well upon execution of the applicable addendum pursuant to Section l(c) above. The payment shall be nonrefundable in all events, however, the Developer shall not be required to pay completion costs prior to the time that a decision is made that the well warrants a completion attempt and the share of such payments of the Managing General Partner of the Developer shall be paid within five (5) business days of notice from Operator that such costs have been incurred.
------------------------------------------------------------------

With respect to each well, Developer shall pay to Operator, in proportion to the share of the Working Interest owned by the Developer in the wells, all other costs for such well within five (5) business days of receipt of notice from Operator that such well has been drilled to the objective depth and logged and is to be completed. Developer shall pay, in proportion to the share of the Working Interest owned by the Developer in the wells, any extra costs incurred with respect to each well pursuant to sub-section (a) above within ten (10) business days of its receipt of Operator's statement therefor.

(c) Operator shall determine whether or not to run the production casing for an attempted completion or to plug and abandon any well drilled hereunder; provided, however, that a well shall be completed only if Operator has made a good faith determination that there is a reasonable possibility of obtaining commercial quantities of oil and/or gas.

(d) If Operator determines at any time during the drilling or attempted completion of any well hereunder, in accordance with the generally accepted and customary oil and gas field practices and techniques then prevailing in the geographic area of the well location, that such well should not be completed, it shall promptly and properly plug and abandon the same. In such event, such well shall be deemed a dry hole and the dry hole footage price for each well drilled hereunder shall be $20.60 per foot multiplied by the depth of the well, as specified in sub-section (a) above, and shall be charged to the Developer in proportion to the share of the Working Interest owned by the Developer in the well. Any amounts paid by the Developer with respect to such dry hole which exceed the aforesaid dry hole footage price shall be retained by Operator and shall be applied to the costs for an additional well or wells to be drilled on the Additional Well Locations.

5.     Title Examination of Well Locations; Liability for Title
Defects.

(a) The Developer hereby acknowledges that Operator has furnished Developer with the title opinions identified on Exhibit A, and other documents and information which Developer or its counsel has requested in order to determine the adequacy of the title to the Initial Well Locations and leased premises subject to this Agreement. The Developer hereby accepts the title to said Initial Well Locations and leased premises and acknowledges and agrees that, except for any loss, expense, cost or liability caused by the breach of any of the warranties and representations made by the Operator in Section l(b) hereof, any loss, expense, cost or liability whatsoever caused by or related to any defect or failure of such title shall be the sole responsibility of and shall be borne entirely by the Developer.

(b) Prior to commencing the drilling of any well on any Additional Well Location designated pursuant to this Agreement, Operator shall conduct, or cause to be conducted, a title examination of such Additional Well Location, in order to obtain appropriate abstracts, opinions and certificates and other information necessary to determine the adequacy of title to both the applicable Lease and the fee title of the lessor to the premises covered by such Lease. The results of such title examination and such other information as is necessary to determine the adequacy of title for drilling purposes shall be submitted to the Developer for its review and acceptance, and no drilling shall be commenced until such title has been accepted in writing by the Developer. After any title has been accepted by the Developer, any loss, expense, cost or liability whatsoever, caused by or related to any defect or failure of such title shall be the sole responsibility of and shall be borne entirely by the Developer, unless such loss, expense, cost or liability was caused by the breach of any of the warranties and representations made by the Operator in Section l(b) of this Agreement.

6.     Operations Subsequent to Completion of the Wells; Price
Determinations; Plugging and Abandonment.

(a) Commencing with the month in which a well drilled hereunder begins to produce, Operator shall be entitled to an operating fee of $275 per month for each well being operated under this Agreement, proportionately reduced to the extent
the Developer owns less than 100% of the Working Interest in the wells.  This fee shall be in lieu of any direct charges
by Operator for its services or the provision by Operator of its equipment for normal superintendence and maintenance of
such wells and related pipelines and facilities. Such
operating fees shall cover all normal, regularly recurring
operating expenses for the production, delivery and sale of
natural gas, including without limitation well tending,
routine maintenance and adjustment, reading meters,
recording production, pumping, maintaining appropriate books and records, preparing reports to the Developer and
government agencies, and collecting and disbursing revenues.
 The operating fees shall not cover costs and expenses
related to the:
-----------------------------------------------------------------
production and sale of oil;

collection and disposal of salt water or other liquids produced by the wells;

rebuilding of access roads; and

purchase of equipment, materials or third party services, which, subject to the provisions of sub-section (c) of this Section 6, shall be paid by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells.

Any well which is temporarily abandoned or shut-in continuously for the entire month shall not be considered a producing well for purposes of determining the number of wells in such month subject to the aforesaid operating fee.

(b) The monthly operating fee set forth in sub-section (a) above may in the following manner be adjusted annually as of the first day of January (the "Adjustment Date") each year beginning January l, 2000. Such adjustment, if any, shall not exceed the percentage increase in the average weekly earnings of "Crude Petroleum, Natural Gas, and Natural Gas Liquids" workers, as published by the U.S. Department of Labor, Bureau of Labor Statistics, and shown in Employment and Earnings Publication, Monthly Establishment Data, Hours and Earning Statistical Table C-2, Index Average Weekly Earnings of "Crude Petroleum, Natural Gas, and Natural Gas Liquids" workers, SIC Code #131-2, or any successor index thereto, since January l, 1997, in the case of the first adjustment, and since the previous Adjustment Date, in the case of each subsequent adjustment.

(c) Without the prior written consent of the Developer, pursuant to a written estimate submitted by Operator, Operator shall not undertake any single project or incur any extraordinary cost with respect to any well being produced hereunder reasonably estimated to result in an expenditure of more than $5,000, unless such project or extraordinary cost is necessary to safeguard persons or property or to protect the well or related facilities in the event of a sudden emergency. In no event, however, shall the Developer be required to pay for any project or extraordinary cost arising from the negligence or misconduct of Operator, its agents, servants, employees, contractors, licensees or invitees. All extraordinary costs incurred and the cost of projects undertaken with respect to a well being produced hereunder shall be billed at the invoice cost of third party services performed or materials purchased together with a reasonable charge by Operator for services performed directly by it, in proportion to the share of the Working Interest owned by the Developer in the wells. Operator shall have the right to require the Developer to pay in advance of undertaking any such project all or a portion of the estimated costs thereof in proportion to the share of the Working Interest owned by the Developer in the wells.

(d) Developer shall have no interest in the pipeline gathering system, which gathering system shall remain the sole property of Operator and shall be maintained at Operator's sole cost and expense.

(e) Notwithstanding anything herein to the contrary, the Developer shall have full responsibility for and bear all costs in proportion to the share of the Working Interest owned by the Developer in the wells with respect to obtaining price determinations under and otherwise complying with the Natural Gas Policy Act of 1978 and the implementing state regulations. Such responsibility shall include, without limitation, preparing, filing, and executing all applications, affidavits, interim collection notices, reports and other documents necessary or appropriate to obtain price certification, to effect sales of natural gas, or otherwise to comply with said Act and the implementing state regulations. Operator agrees to furnish such information and render such assistance as the Developer may reasonably request in order to comply with said Act and the implementing state regulations without charge for services performed by its employees.

(f) The Developer shall have the right to direct Operator to plug and abandon any well which has been completed hereunder as a producer.
 In addition, Operator shall not plug and abandon any such well prior to obtaining the written consent of the Developer. However, if the Operator in accordance with the generally accepted and customary oil and gas field practices and techniques then prevailing in the geographic area of the well location, determines that any such well should be plugged and abandoned and makes a written request to the Developer for authority to plug and abandon any such well and the Developer fails to respond in writing to such request within forty-five
(45) days following the date of such request, then the Developer shall be deemed to have consented to the plugging and abandonment of such well(s). All costs and expenses related to plugging and abandoning the wells which have been drilled and completed as producing wells hereunder shall be borne and paid by the Developer in proportion to the share of the Working Interest owned by the Developer in the wells.
---------------------------------------------------------------------

At any time after three (3) years from the date each well drilled and completed hereunder is placed into production, Operator shall have the right to deduct each month from the proceeds of the sale of the production from the well operated hereunder up to $200, in proportion to the share of the Working Interest owned by the Developer in the wells, for the purpose of establishing a fund to cover the estimated costs of plugging and abandoning said well. All such funds shall be deposited in a separate interest bearing escrow account for the account of the Developer, and the total amount so retained and deposited shall not exceed Operator's reasonable estimate of such costs.

7.     Billing and Payment Procedure with Respect to Operation of
Wells; Records, Reports and Information.

(a) Operator shall promptly and timely pay and discharge on behalf of the Developer, in proportion to the share of the Working
Interest owned by the Developer in the wells, all severance taxes, royalties, overriding royalties, operating fees, pipeline gathering charges and other expenses and liabilities payable and incurred by reason of its operation of the wells in accordance with this Agreement. Operator shall also pay, in proportion to the share of the Working
Interest owned by the Developer in the wells, on or before the due date any third party invoices rendered to Operator with respect to such costs and expenses. Operator, however, shall not be required to pay and discharge as aforesaid any such costs and expenses which are being contested in good faith by Operator.

Operator shall deduct the foregoing costs and expenses from the Developer's share of the proceeds of the oil and/or gas sold from the wells operated hereunder and shall keep an accurate record of the Developer's account hereunder, showing expenses incurred and charges and credits made and received with respect to each well. In the event that such proceeds are insufficient to pay said costs and expenses, Operator shall promptly and timely pay and discharge the same, in proportion to the share of the Working Interest owned by the Developer in the wells, and prepare and submit an invoice to the Developer each month for said costs and expenses. The invoice shall be accompanied by the form of statement specified in sub-section (b) below. Any such invoice shall be paid by the Developer within ten (10) business days of its receipt.

(b) Operator shall disburse to the Developer, on a quarterly basis, the Developer's share of the proceeds received from the sale of oil and/or gas sold from the wells operated hereunder, less:

the amounts charged to the Developer under sub-section (a) hereof; and such amount, if any, withheld by Operator for future plugging costs pursuant to sub-section (f) of Section 6.

Each such disbursement made and/or invoice submitted pursuant to sub-section (a) above shall be accompanied by a statement itemizing with respect to each well:

the total production of oil and/or gas since the date of the last disbursement or invoice billing period, as the case may be, and the

Developer's share thereof;
the total proceeds received from any sale thereof, and the Developer's share thereof;

the costs and expenses deducted from said proceeds and/or being billed to the Developer pursuant to sub-section (a) above;

the amount withheld for future plugging costs; and

such other information as Developer may reasonably request, including without limitation copies of all third party invoices listed thereon for such period.

Operator agrees to deposit all proceeds from the sale of oil and/or gas sold from the wells operated hereunder in a separate checking account maintained by Operator. This account shall be used solely for the purpose of collecting and disbursing funds constituting proceeds from the sale of production hereunder.

(c) In addition to the statements required under sub-section (b) above, Operator, within seventy-five (75) days after the completion of each well drilled hereunder, shall furnish the
Developer with a detailed statement itemizing with respect
to such well the total costs and charges under Section 4(a)
hereof and the Developer's share thereof, and such
information as is necessary to enable the Developer:
----------------------------------------------------------------------
to allocate any extra costs incurred with respect to such well between tangible and intangible; and to determine the amount of investment tax credit, if applicable.

(d) Upon request, Operator shall promptly furnish the Developer with such additional information as it may reasonably request, including without limitation geological, technical and financial information, in such form as may reasonably be requested, pertaining to any phase of the operations and activities governed by this Agreement. The Developer and its authorized employees, agents and consultants, including independent accountants shall, at Developer's sole cost and expense:

upon at least ten (10) days' written notice have access during normal business hours to all of Operator's records pertaining to operations hereunder, including without limitation, the right to audit the books of account of Operator relating to all receipts, costs, charges and expenses under this Agreement; and have access, at its sole risk, to any wells drilled by Operator hereunder at all times to inspect and observe any machinery, equipment and operations.

8.     Operator's Lien.

(a) The Developer hereby grants Operator a first and preferred lien on and security interest in the interest of the Developer covered by this Agreement, and in the Developer's interest in oil and gas produced and the proceeds thereof, and upon the Developer's interest in materials and equipment, to secure the payment of all sums due from Developer to Operator under the provisions of this Agreement.

(b) In the event that the Developer fails to pay any amount owing hereunder by it to the Operator within the time limit for payment thereof, Operator, without prejudice to other existing remedies, is authorized at its election to collect from any purchaser or purchasers of oil or gas and retain the proceeds from the sale of the Developer's share thereof until the amount owed by the Developer, plus twelve percent (12%) interest on a per annum basis and any additional costs (including without limitation actual attorneys' fees and costs) resulting from such delinquency, has been paid. Each purchaser of oil or gas shall be entitled to rely upon Operator's written statement concerning the amount of any default.

9.     Successors and Assigns; Transfers; Appointment of Agent.

(a) This Agreement shall be binding upon and shall inure to the benefit of the undersigned parties and their respective successors and permitted assigns; provided, however, that Operator may not assign, transfer, pledge, mortgage, hypothecate, sell or otherwise dispose of any of its interest in this Agreement, or any of the rights or obligations hereunder, without the prior written consent of the Developer, except that such consent shall not be required in connection with:

the assignment of work to be performed for Operator by subcontractors, it being understood and agreed, however, that any such assignment to Operator's subcontractors shall not in any manner relieve or release Operator from any of its obligations and responsibilities under this Agreement;
\
any lien, assignment, security interest, pledge or mortgage arising under or pursuant to Operator's present or future financing arrangements, or the liquidation, merger, consolidation or sale of substantially all of the assets of Operator or other corporate reorganization.

Further, in order to maintain uniformity of ownership in the wells, production, equipment, and leasehold interests covered by this Agreement, and notwithstanding any other provisions to the contrary, the Developer shall not, without the prior written consent of Operator, sell, assign, transfer, encumber, mortgage or otherwise dispose of any of its interest in the wells, production, equipment or leasehold interests covered hereby unless such disposition encompasses either:

the entire interest of the Developer in all wells, production, equipment and leasehold interests subject hereto; or

an equal undivided interest in all such wells, production, equipment, and leasehold interests.
---------------------------------------------------------------------

(b) Subject to the provisions of sub-section (a) above, any sale, encumbrance, transfer or other disposition made by the Developer of its interests in the wells, production, equipment, and/or leasehold interests covered hereby shall be made:

expressly subject to this Agreement;

without prejudice to the rights of the other party; and

in accordance with and subject to the provisions of the Lease.

(c) If at any time the interest of the Developer is divided among or owned by co-owners, Operator may, at its discretion, require such co-owners to appoint a single trustee or agent with full authority to receive notices, reports and distributions of the proceeds from production, to approve expenditures, to receive billings for and approve and pay all costs, expenses and liabilities incurred hereunder, to exercise any rights granted to such co-owners under this Agreement, to grant any approvals or authorizations required or contemplated by this Agreement, to sign, execute, certify, acknowledge, file and/or record any agreements, contracts, instruments, reports, or documents whatsoever in connection with this Agreement or the activities contemplated hereby, and to deal generally with, and with power to bind, such co-owners with respect to all activities and operations contemplated by this Agreement; provided, however, that all such co-owners shall continue to have the right to enter into and execute all contracts or agreements for their respective shares of the oil and gas produced from the wells drilled hereunder in accordance with sub-section (c) of Section 11 hereof.

10.     Insurance; Operator's Liability.

(a) Operator shall obtain and maintain at its own expense so long as it is Operator hereunder all required Workmen's Compensation Insurance and comprehensive general public liability insurance in amounts and coverage not less than $1,000,000 per person per occurrence for personal injury or death and $1,000,000 for property damage per occurrence, which insurance shall include coverage for blow-outs and total liability coverage of not less than $10,000,000.

Subject to the aforesaid limits, the Operator's general public liability insurance shall be in all respects comparable to that generally maintained in the industry with respect to services of the type to be rendered and activities of the type to be conducted under this Agreement; Operator's general public liability insurance shall, if permitted by Operator's insurance carrier:

name the Developer as an additional insured party; and

provide that at least thirty (30) days' prior notice of cancellation and any other adverse material change in the policy shall be given to the Developer.

Provided, that the Developer shall reimburse Operator for the additional cost, if any, of including it as an additional insured party under the Operator's insurance.

     Current copies of all policies or certificates thereof shall be delivered to the Developer upon request. It is understood and agreed that Operator's insurance coverage may not adequately protect the interests of the Developer hereunder and that the Developer shall carry at its expense such excess or additional general public liability, property damage, and other insurance, if any, as the Developer deems appropriate.

(b) Operator shall require all of its subcontractors to carry all required Workmen's Compensation Insurance and to maintain such other insurance, if any, as Operator in its discretion may require.

(c) Operator's liability to the Developer as Operator hereunder shall be limited to, and Operator shall indemnify the Developer and hold it harmless from, claims, penalties, liabilities, obligations, charges, losses, costs, damages or expenses (including but not limited to reasonable attorneys' fees) relating to, caused by or arising out of:

the noncompliance with or violation by Operator, its employees, agents, or subcontractors of any local, state or federal law, statute, regulation, or ordinance;

the negligence or misconduct of Operator, its employees, agents or subcontractors; or
-------------------------------------------------------------------
the breach of or failure to comply with any provisions of this Agreement.

11. Internal Revenue Code Election; Relationship of Parties; Right to Take Production in Kind.

(a) With respect to this Agreement, each of the parties hereto elects, under the authority of Section 761(a) of the Internal Revenue Code of 1986, as amended, to be excluded from the application of all of the provisions of Subchapter
K of Chapter 1 of Sub Title A of the Internal Revenue Code of 1986, as amended. If the income tax laws of the state or states in which the property covered hereby is located contain, or may hereafter contain, provisions similar to those contained in the Subchapter of the Internal Revenue
Code of 1986, as amended, referred to under which a similar election is permitted, each of the parties agrees that such election shall be exercised. Beginning with the first taxable year of operations hereunder, each party agrees that the deemed election provided by Section 1.761-2(b)(2)(ii) of the Regulations under the Internal Revenue Code of 1986, as amended, will apply; and no party will file an application under Section 1.761-2 (b)(3)(i) and (ii) of said Regulations to revoke such election. Each party hereby agrees to execute such documents and make such filings with the appropriate governmental authorities as may be necessary to effect such election.

(b) It is not the intention of the parties hereto to create, nor shall this Agreement be construed as creating, a mining or other partnership or association or to render the parties liable as partners or joint venturers for any purpose.
Operator shall be deemed to be an independent contractor and shall perform its obligations as set forth herein or as otherwise directed by the Developer.

(c) Subject to the provisions of Section 8 hereof, the Developer shall have the exclusive right to sell or dispose of its proportionate share of all oil and gas produced from the wells to be drilled hereunder, exclusive of production which may be used in development and producing operations, production unavoidably lost, and production used to fulfill any free gas obligations under the terms of the applicable Lease or Leases; and Operator shall not have any right to sell or otherwise dispose of such oil and gas. The Developer shall have the exclusive right to execute all contracts relating to the sale or disposition of its proportionate share of the production from the wells drilled hereunder. Developer shall have no interest in any gas purchase agreements of Operator, except the right to receive Developer's share of the proceeds received from the sale of any gas or oil from wells developed hereunder. The Developer agrees to designate Operator or Operator's designated bank agent as the Developer's collection agent in any such contract. Upon request, Operator shall render assistance in arranging such sale or disposition and shall promptly provide the Developer with all relevant information which comes to Operator's attention regarding opportunities for sale of production.

In the event Developer shall fail to make the arrangements necessary to take in kind or separately dispose of its proportionate share of the oil and gas produced hereunder, Operator shall have the right, subject to the revocation at will by the Developer, but not the obligation, to purchase such oil and gas or sell it to others at any time and from time to time, for the account of the Developer at the best price obtainable in the area for such production, however, Operator shall have no liability to Developer should Operator fail to market such production.

Any such purchase or sale by Operator shall be subject always to the right of the Developer to exercise at any time its right to take in kind, or separately dispose of, its share of oil and gas not previously delivered to a purchaser. Any purchase or sale by Operator of any other party's share of oil and gas shall be only for such reasonable periods of time as are consistent with the minimum needs of the Industry under the particular circumstance, but in no event for a period in excess of one (1) year.

12.     Force Majeure.

(a) If Operator is rendered unable, wholly or in part, by force majeure (as hereinafter defined) to carry out its obligations under this Agreement, the Operator shall give to the Developer prompt written notice of the force majeure with reasonably full particulars concerning it; thereupon, the obligations of the Operator, so far as it is affected by the force majeure, shall be suspended during but no longer than, the continuance of the force majeure. Operator shall use all reasonable diligence to remove the force majeure as quickly as possible to the extent the same is within reasonable control.

(b) The term "force majeure" shall mean an act of God, strike, lockout, or other industrial disturbance, act of the public enemy, war, blockade, public riot, lightning, fire, storm, flood, explosion, governmental restraint, unavailability of equipment or materials, plant shut-downs, curtailments by purchasers and any other causes whether of the kind specifically enumerated above or otherwise, which directly precludes Operator's performance hereunder and is not reasonably within the control of the Operator.
-------------------------------------------------------------------

(c) The requirement that any force majeure shall be remedied with all reasonable dispatch shall not require the settlement of strikes, lockouts, or other labor difficulty affecting the Operator, contrary to its wishes. The method of handling all such difficulties shall be entirely within the discretion of the Operator.

13.     Term.

     This Agreement shall become effective when executed by Operator and the Developer. Except as provided in sub-section (c) of Section 3, the Agreement shall continue and remain in full force and effect for the productive lives of the wells being operated hereunder.

14.     Governing Law and Invalidity.

     This Agreement shall be governed by, construed and interpreted in accordance with the laws of the Commonwealth of Pennsylvania.

     The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.


     15.     Integration.

     This Agreement, including the Exhibits hereto, constitutes and represents the entire understanding and agreement of the parties with respect to the subject matter hereof and supersedes all prior negotiations, understandings, agreements, and representations relating to the subject matter hereof.

     No change, waiver, modification, or amendment of this Agreement shall be binding or of any effect unless in writing duly signed by the party against which such change, waiver, modification, or amendment is sought to be enforced.

16.     Waiver of Default or Breach.

     No waiver by any party hereto to any default of or breach by any other party under this Agreement shall operate as a waiver of any future default or breach, whether of like or different character or nature.

17.     Notices.

     Unless otherwise provided herein, all notices, statements, requests, or demands which are required or contemplated by this Agreement shall be in writing and shall be hand-delivered or sent by registered or certified mail, postage prepaid, to the following addresses until changed by certified or registered letter so addressed to the other party:

(i)     If to the Operator, to:

Atlas Resources, Inc.
311 Rouser Road
Moon Township, Pennsylvania 15108
Attention: President

(ii)     If to Developer, to:

Atlas-Energy for the Nineties-Public #7 Ltd.
c/o Atlas Resources, Inc.
311 Rouser Road
Moon Township, Pennsylvania 15108

     Notices which are served by registered or certified mail upon the parties hereto in the manner provided in this Section shall be deemed sufficiently served or given for all purposes under this Agreement at the time such notice shall be mailed as provided herein in any post office or branch post office regularly maintained by the United States Postal Service or any successor to the functions thereof. All payments hereunder shall be hand-delivered or sent by United States mail, postage prepaid to the addresses set forth above until changed by certified or registered letter so addressed to the other party.
------------------------------------------------------------------

18.     Interpretation.

     Whenever this Agreement makes reference to "this Agreement" or to any provision "hereof," or words to similar effect, the reference shall be construed to refer to the within instrument unless the context clearly requires otherwise. The titles of the Sections herein have been inserted as a matter of convenience of reference only and shall not control or affect the meaning or construction of any of the terms and provisions hereof. As used in this Agreement, the plural shall include the singular and the singular shall include the plural whenever appropriate.

19.     Counterparts.

     The parties hereto may execute this Agreement in any number of separate counterparts, each of which, when executed and delivered by the parties hereto, shall have the force and effect of an original; but all such counterparts shall be deemed to constitute one and the same instrument.



     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement under their respective seals as of the day and year first above written.


Attest                         ATLAS RESOURCES, INC.

------------------------       By /s/ J/R. O'Mara
Secretary                         President
[Corporate Seal]


                           ATLAS-ENERGY FOR NINETIES-PUBLIC #7 LTD.

Attest                          By its Managing General Partner:

------------------------        ATLAS RESOURCES, INC.
Secretary
[Corporate Seal]                By /s/ J.R. O'Mara
                                   President

------------------------------------------------------------------


            DESCRIPTION OF LEASES AND INITIAL WELL LOCATIONS

           [To be completed as information becomes available]



1.     WELL LOCATION

(a)     Oil and Gas Lease from ______________________________________
dated _____________________ and recorded in Deed Book Volume
__________, Page __________ in the Recorder's Office of County,
____________, covering approximately _________ acres in
____________________________ Township, ___________________ County,
__________________________.

(b) The portion of the leasehold estate constituting the ____________________________________________ No. __________ Well
Location is described on the map attached hereto as Exhibit A-l.

(c)     Title Opinion of _________________________________,
____________________________________,
________________________________________,
________________________________________, dated ___________________,
19_____.

(d)     The Developer's interest in the leasehold estate constituting
this Well Location is an undivided           % Working Interest to
those oil and gas rights from the surface to the bottom of the Medina/Whirlpool Formation, subject to the landowner's royalty interest and Overriding Royalty Interests.


                               Exhibit A
                                (Page 1)
--------------------------------------------------------------------
                                EXHIBIT B

WELL NAME,                TWP.
     COUNTY, STATE
ASSIGNMENT OF OIL AND GAS LEASE

STATE OF ________________

COUNTY OF ______________

KNOW ALL MEN BY THESE PRESENTS:

     THAT the undersigned
___________________________________________________________
          (hereinafter called Assignor), for and in consideration of One Dollar and other valuable consideration ($1.00 ovc), the receipt whereof is hereby acknowledged, does hereby sell, assign, transfer and set over unto
_______________________________________________________________________
_____________________
(hereinafter called Assignee), an undivided ___________________________ in, and to, the oil and gas lease described as follows:




together with the rights incident thereto and the personal property thereto, appurtenant thereto, or used, or obtained, in connection therewith.

     And for the same consideration, the assignor covenants with the said assignee his or its heirs, successors, or assigns that assignor is the lawful owner of said lease and rights and interest thereunder and of the personal property thereon or used in connection therewith; that the undersigned has good right and authority to sell and convey the same, and that said rights, interest and property are free and clear from all liens and encumbrances, and that all rentals and royalties due and payable thereunder have been duly paid.

     In Witness Whereof, The undersigned owner ____ and assignor ____ ha____ signed and sealed this instrument the ______ day of _______________, 19____.

Signed and acknowledged in presence of
___________________________________

_________________________________
___________________________________

_________________________________
___________________________________

ACKNOWLEDGEMENT BY INDIVIDUAL

STATE OF ___________________
                         BEFORE ME, A NOTARY PUBLIC, IN AND FOR SAID
COUNTY OF _________________

     County and State, on this day personally appeared
_________________________________who acknowledged to me that ___he___
did sign the foregoing instrument and that the same is ___________ free act and deed.

     In testimony whereof, I have hereunto set my hand and official seal, at __________________, this _____ day of _____________, A.D.,
19____.

                              ___________________________________
                              Notary Public




CORPORATION ACKNOWLEDGEMENT

STATE OF ___________________
                         BEFORE ME, A NOTARY PUBLIC, IN AND FOR SAID
COUNTY OF _________________

     County and State, on this day personally appeared ___________________________________ known to me to be the person and officer whose name is subscribed to the foregoing instrument and acknowledged that the same was the act of the said ___________________________________________, a corporation, and that he executed the same as the act of such corporation for the purposes and consideration therein expressed, and in the capacity therein stated.

     In testimony whereof, I have herewith set my hand and official seal at __________________, this ______ day of ____________, A.D.,
19____.


__________________________________________
                              Notary Public



This instrument prepared by:

Atlas Resources, Inc.
311 Rouser Road
P.O. Box 611
Moon Township, PA 15108

-------------------------------------------------------------

                                EXHIBIT C
ADDENDUM NO. __________
     TO DRILLING AND OPERATING AGREEMENT
     DATED ___________________ , 1998

THIS ADDENDUM NO. __________ made and entered into this 31 day of December 1998, by and between ATLAS RESOURCES, INC., a
Pennsylvania corporation (hereinafter referred to as "Operator"),

     and

ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7 LTD., a Pennsylvania limited partnership, (hereinafter referred to as the Developer).

     WITNESSETH THAT:

WHEREAS, Operator and the Developer have entered into a Drilling and Operating Agreement dated December 1 1998, (the "Agreement"), which Agreement relates to the drilling and operating of
38 natural gas wells on the  38
Initial Well Locations in Mercer County, Pennsylvania, identified on the maps attached as Exhibits A-l through A38 to said Agreement, and provides for the development upon the terms and conditions therein set forth of such Additional Well Locations as the parties may from time to time designate; and

WHEREAS, pursuant to Section l(c) of said Agreement, Operator and Developer presently desire to designate 26 Additional
Well Locations hereinafter described to be developed in accordance with the terms and conditions of said Agreement.

NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

1. Pursuant to Section l(c) of the aforesaid Agreement, the Developer hereby authorizes Operator to drill, complete (or plug) and operate, upon the terms and conditions set forth in said Agreement and this Addendum No1 26 additional natural gas wells on the 26 Additional Well Locations described on Exhibit A hereto and on the maps attached hereto as Exhibits A26 through A26

2. Operator, as Developer's independent contractor, agrees to drill, complete (or plug) and operate said additional natural gas wells on said Additional Well Locations in accordance with the terms and conditions of said Agreement and further agrees to use its best efforts to commence drilling the first such additional well within thirty (30) days after the date hereof and to commence drilling all said
26 additional wells on or before March 31, 1999.

3. Developer hereby acknowledges that Operator has furnished Developer with the title opinions identified on Exhibit A hereto, and such other documents and information which Developer or its counsel has requested in order to determine the adequacy of the title to the aforesaid Additional Well Locations. The Developer hereby accepts the title to the aforesaid Additional Well Locations and leased premises in accordance with the provisions of Section 5 of the Agreement.

4. The drilling and operation of said 26 additional natural gas wells on the aforesaid 26 Additional Well
Locations shall be in accordance with and subject to the terms and conditions set forth in the aforesaid Agreement as supplemented by this Addendum No. 26 and except as previously supplemented, all terms and conditions of the aforesaid Agreement shall remain in full force and effect as originally written.

5. This Addendum No. 1 shall be legally binding upon, and shall inure to the benefit of, the parties hereto and their respective heirs, personal representatives, successors and assigns.

                                Exhibit C
                                 (Page 1)
----------------------------------------------------------------------
       c2


WITNESS the due execution hereof on the day and year first above written.

Attest:                                       ATLAS RESOURCES, INC.


/s/B.M. Wolfs                                By s/s J.R. O'Mara
Secretary                                       President
[Corporate Seal]




                         ATLAS ENERGY FOR THE NINETIES-PUBLIC #7 LTD.

                         By its Managing General Partner:

                         ATLAS RESOURCES, INC.

Attest:

____/s/B.M. Wolf_____________By J.R. O'Mara
Secretary                    President
[Corporate Seal]

-----------------------------------------------------------------------



----------------------------------------------------------------

23(a)_Consent of Grant Thornton, L.L.P.

McLAUGHLIN & COURSON
CERTIFIED PUBLIC ACCOUNTANTS
2002 LAW & FINANCE BUILDING
PITTSBURGH, PA 15219

412/261-0630
FAX 412/261-3582


CONSENT OF INDEPENDENT AUDITOR

ATLAS-ENERGY FOR THE NINETIES-PUBLIC 7 LTD.


The firm, as Independent Certified Public Accountants, hereby consents to the use of the audit report dated February 10, 1998, on the balance sheet of Atlas-Energy for the Nineties-Public #7 Ltd., a Pennsylvania Limited Partnership as of December 31, 1997, and the related statements of income, changes in partners, capital accounts and cash flows for the year then ended, in the U.S. Securities and Exchange Commission Form 10-KSB for the year ended December 31, 1998 and any amendments thereto for Atlas-Energy for the Nineties-Public #7 Ltd.

/s/McLaughlin & Courson
Certified Public Accountants


April 9, 1999
Pittsburgh, Pennsylvania



================================================================
     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #7 Ltd.

By:  (Signature and Title):      Atlas Resources, Inc., Managing
General Partner

By   (Signature and Title):     /s/ James R. O'Mara
James R. O'Mara, President, Chief Executive Officer
and a Director
Date:  April 15, 1999


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):     /s/ Charles T. Koval
Charles T. Koval, Chairman of the Board and a Director
Date: April 15, 1999


By  (Signature and Title):     /s/ James R. O'Mara
James R. O'Mara, President, Chief Executive Officer and
  a Director
Date: April 15, 1999


By  (Signature and Title):     /s/ Bruce M. Wolf
Bruce M. Wolf, General Counsel, Secretary and a Director
Date: April 15, 1999


By  (Signature and Title):     /s/ Tony  C. Banks
Tony C. Banks, Vice President of Finance and Chief Financial Officer
Date: April 15, 1999


     Supplemental information to be Furnished
     With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.