Form 10QSB
period 1999-06-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 7 LTD
filed 1999-08-18
CIK 1067662

U.S. Securities and Exchange Commission
                       Washington, D.C.  20549

                               Form 10-QSB

                               (Mark One)

       [ X ]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1999

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

                                  PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #6 Ltd. (the "Partnership") for the period January 1, 1999 to June 30, 1999

Item 2.  Description of Business

The Partnership has placed into production 57.5 net wells to the Clinton/Medina formation in Mercer and Lawrence counties, Pennsylvania and Stark and Trumbull counties in Ohio. As of June 30, 1999, all 57.5 net wells are in production. The first quarterly distribution was on July 10, 1999 for natural gas production during January, February, March and April, 1999.

Natural gas sales revenue for the three months was $507,244 which includes landowner royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securities Holders
         None

Item 5.  Other Matters
         None

Item 6.  Reports on Form 8-K
         The registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.
-----------------------------------------------------------------------------

                       UNAUDITED FINANCIAL STATEMENTS

                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
                             BALANCE SHEET
                As of June 30, 1999 and December 31, 1998

                              BALANCE SHEET

ASSETS                                     06/30/99    12/31/98  Increase
                                          (unaudited)           (decrease)

Cash                                     $   89,385   $  -     $ 89,385
Accounts receivable                         425,029     29,592   395,437
                                            -------      -------   ---------
TOTAL CURRENT ASSETS                        514,414      29,592   484,822

Oil and gas drilling contracts/leases
,net of accum. depl. & amort.             13,587,753   14,042,536  (454,783)
Organizational/syndication costs (note 3)     -0-      1,798,253  (1,798,253)
                                         ----------   ----------  ----------
              TOTAL ASSETS               $14,102,167  $15,870,381 $(1,768,214)
                                         ==========   ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                        $   23,162   $  -         $  23,162
Partners' capital                        14,079,005   15,870,381  (1,791,376)
                                        ----------   ----------   ----------
TOTAL LIABILITIES AND PARTNERS CAPITAL $14,102,167  $15,870,381 $(1,768,214)
                                        ==========   ==========   ==========
The notes to Financial Statements are an integral part of this statement.
--------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                              STATEMENT OF INCOME  (Unaudited)
             For the six months ended June 30, 1999 and 1998

                             Six Months Ended        Second Quarter Ended
                                  June 30,                  June 30,
                               1999       1998             1999       1998
                             ------------------         -------------------

REVENUE
Natural gas sales           $610,607      $-            $507,244   $-
Interest Income                  436       -                 344    -
Total Revenue                611,043        -          507,588      -

EXPENSES
Well operating expense        96,587        -               82,214  -
Depletion and depreciation
 of oil and gas wells and
 leases                      454,783        -            373,313     -
General and administ. fees    14,052        -           11,108       -
Professional fees              8,191        -            2,932       -
Amortiza. of organ/synd costs    -0-        -              -         -
Other                            960        -              371       -
                           ----------   -------          -------    -------
Total Expenses               574,573        -          469,938       -
                           ----------   -------          -------    -------
Earnings before cumulative
effect of chg. in acctg.
principle                    36,470         -           37,649        -

Cumulative effect of chg.
in acctg. principle(Note3) (1,798,253)    -0-                -0-       -0-
                           -----------   ------            --------  -------

Net Earnings (Loss)        $(1,761,783) $       -        $37,649    $   -
                           ============ =========        ========   =========

The notes to Financial Statements are an integral part of this statement.

-----------------------------------------------------------------------------

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                      A PENNSYLVANIA LIMITED PARTNERSHIP
                      STATEMENT OF CASH FLOWS (UNAUDITED)
              For the six months ended June 30, 1999 and 1998

                                                   Six Months Ended
                                                        June 30,
                                                     1999      1998
                                                  --------------------
                        Increase (Decrease) in Cash

Cash flows from operating activities
Net Earnings                                    ($ 1,761,783)       $-
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
Cumulative effect of change in acctg. principle  1,798,253       -0-
Depletion and depreciation                         454,783        0
Amortization of organizational/synd.costs             -0-         0
(Increase) accounts receivable                    (395,437)       0
Increase  in accounts payable                       23,162        0
                                                -----------  ----------
Cash provided by operating activities              118,978        0

Cash flows used in financing activities:
Distributions to Partners                         (29,593)        0
                                                 ----------  ---------
Net Increase in Cash                               89,385         0

Cash at beginning of period                          0            0
                                                 ----------  ---------
Cash at end of period                             $ 89,385   $    0

                                                  ==========  =========
The notes to Financial Statements are an integral part of this statement.
-----------------------------------------------------------------------------


                ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                For the three months ended June 30, 1999


                                         MANAGING
                                         GENERAL     OTHER
                                         PARTNER     PARTNERS      TOTAL


BALANCE AT JANUARY 1, 1999             $3,852,439   $12,017,942   $15,870,381

Participation in revenue and expenses:

Net production revenues                   159,346      354,674     514,020
Interest                                      135          301         436
Depletion and depreciation              ( 66,594)    ( 388,189)   (454,783)
Amortization                                    0            0           0
Other costs                             (   7,193)  (   16,010)    (23,203)
                                       -----------   ----------    --------
Earnings before cumulative
effect of change in acctg.
principle                                   85,694     (49,224)      36,470
Cumulative effect of chg.
in acctg. principle                     (1,798,253)        -0-   (1,798,253)
Distributions                                0        ( 29,593)     (29,593)
                                       -----------  -----------  ----------
BALANCE AT June 30, 1999               $ 2,139,880   $11,939,125 $14,079,005
                                      ===========  ========== =============

The notes to Financial Statements are an integral part of this statement.

-----------------------------------------------------------------------------
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

          ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                   A PENNSYLVANIA LIMITED PARTNERSHIP

                            June 30, 1999

1.      INTERIM FINANCIAL STATEMENTS

The financial statements as of June 30, 1999 and for the six months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1998 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

3.  REPORTING ON THE COSTS OF START-UP ACTIVITIES

In 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. This statement requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. The partnership was required to adopt the provisions of SOP 98-5 effective January 1, 1999 and as a result has written-off the unamortized balance of Organizational/Syndication costs as of that date.

In its previously-filed Form 10QSB for the quarter ended March 31, 1999, the Partnership incorrectly recorded the impact of the adoption of SOP 98-5 as a direct charge to Partners' capital. Although the balance sheet at March 31, 1999 included in such Form 10QSB is correct, the Statement of Income for the three months ended March 31, 1999 should have included the following captions and amounts:

Loss before cumulative effect of change in acctg. principle $    (1,180)
Cumulative effect of change in accounting principle          (1,798,253)
                                                             -----------
Net Los                                                     $ (1.799,433)

This non-cash charge has no effect on reported cash flows. No Organizational/ Syndication costs were recorded by the Partnership during the six months June 30, 1999.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION
                    ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7 LTD.


Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Results of Operations
---------------------

Six Months Ended June 30, 1999
-------------------------------------------

The Partnership commenced production in January, 1999. Natural gas sales revenue for the six months ended June 30,1999 amounted to $610,607 based on gas production of 324,844 Mcf. The average sales price for gas production during this period was $2.15/Mcf.


Quarter Ended June 30, 1999

Natural gas sales revenue for the three months ended June 30, 1999 amounted to $507,244. Gas production was 266,651 Mcf; and the average sales price was $2.18/Mcf.


Financial Condition
-------------------

Liquidity
---------

Cash provided by operating activities during the six months ended
June 30, 1999 results primarily from sales of natural gas. The partnership's working capital increased from $29,592 at December 31, 1998 to $491,252 at June 30, 1999. The increase is attributable to the commencement of natural gas production for new wells turned on-line during the current quarter, which resulted in higher receivables in connection with sales of gas produced.

Capital Resources
-----------------

There were no new material commitments for capital expenditures during the period and the Partnership does not expect any in the foreseeable future.


By   (Signature and Title):                  /s/ James R. O'Mara
                                                 James R. O'Mara
                         President, Chief Executive Officer and a Director

Date:   June 30, 1999

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  (Signature and Title):                  /s/ James R. O'Mara
                                                James R. O'Mara
                       President, Chief Executive Officer and a Director

Date:   June 30, 1999

By (Signature and Title):                   /S/   Tony C. Banks
                                                  Tony C. Banks
                              Vice President and Chief Financial Officer

Date:   June 30, 1999

------------------------------------------------------------------------