Form 10QSB/A
period 1999-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 7 LTD
filed 1999-09-24
CIK 1067662

UNITED STATES
                   				SECURITIES AND EXCHANGE COMMISSION
                      					WASHINGTON, D.C.  20549

                          						FORM 10-QSB/A

	(Mark One)

		[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   			OF THE SECURITIES EXCHANGE ACT OF 1934

   			FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

							or

		[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
   			OF THE SECURITIES EXCHANGE ACT OF 1934

            			FOR THE TRANSITION PERIOD FROM ________ TO ________

                					COMMISSION FILE NUMBER 333-62167

              			ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7, LTD.
        		(Exact name of registrant as specified in its charter)

                PENNSYLVANIA	                    					25-1814688
(State of incorporation or organization)	  (IRS Employer Identification No.)

          		311 Rouser Road, Moon Township, Pennsylvania, 15108
      		(Address of principal executive offices, including zip code)

	Registrant's telephone number, including area code: (412) 262-2830


                             								NONE
(Former name, former address and former fiscal year, if changed since last report)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.		YES X   	NO


Transitional Small Business Disclosure Format
(Check one)	YES X   	NO


This report is an amendment to the Atlas-Energy For The Nineties - Public #7, Ltd. ("Partnership") quarterly report on Form 10-QSB for the quarter ended March 31, 1999. The report is being amended to refile the Statement of Income and the Statement of Cash Flows, which have been modified to show the impact ofthe initial adoption of the AICPA's Statement of Position 98-5 ("SOP 98-5") as a cumulative effect of change in accounting principle. In its previously-filed Form 10-QSB for the quarter ended March 31, 1999, the Partnership recorded such impact as a direct charge to Partners' capital.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

       						ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7, LTD.
                        									(Registrant)

                 							/s/ James R. O'Mara
					          	--------------------------------------------
							                          	James R. O'Mara
                           President, CEO and a Director


                     			/s/ Tony C. Banks
          						--------------------------------------------
							                          	Tony C. Banks
                            Vice President and CFO

Date:  September 23, 1999



                ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7, LTD.
                        Statement of Income (Unaudited)
                  For the three months ended March 31, 1999

                                            											Three Months Ended
                                                  												March 31,
                                                  												  1999
                                                                ----
	Natural gas sales							                                     $103,363
	Interest income						 		                                           92
                                                    										--------
		Total revenue						 		                                       103,455


EXPENSES

	Well operating expense                                							  14,373
	Depl. and depr. of oil & gas wells and leases 		               81,470
	General and administrative fees				 	                           2,944
	Professional fees							 	                                      5,259
	Amortization of organizational/syndication costs	  	                0
	Other									 	                                                  589
											                                                  	--------
		Total expenses							  	                                     104,635
											                                                   --------
Earnings before cum. effect of change in acct. prin.	  	        (1,180)

Cumulative effect of change in accounting principle      	   (1,798,253)
                                            										   	   -----------
Net loss							  	 		                                       $(1,799,433)
										 	                                                 ============

The notes to Financial Statements are an integral part of this statement.



               ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7, LTD.
                   Statement of Cash Flows (Unaudited)
               For the three months ended March 31, 1999


                                            												Three Months Ended
												                                                	March 31,
                                              											   		  1999
                                                                ----
Cash flows from operating activities
	Net loss									    	                                   $(1,799,433)
	Adjustments to reconcile net income to net cash
	 provided by operating activities:
		Cumulative effect of change in acct. prin.		              1,798,253
		Depletion and depreciation						                             81,470
		Amortization									                                             0
		Increase in accounts receivable				                        	(59,397)
		Increase in accounts payable				 		                           8,783
												                                                  ---------

Cash provided by operating activities			                 		   	 29,676

Cash flows used in financing activities:
	Distributions to partners			                             			  	(29,592)
                                                											   ----------

Net increase in cash						   	    		                                 84

Cash at beginning of period	                          					           0
                                                  											  ----------

Cash at end of period		                               						         $84
												                                                    ==========


The notes to Financial Statements are an integral part of this statement.