Form 10QSB
period 2000-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 7 LTD
filed 2000-05-15
CIK 1067662

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

/ / TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

Transitional Small Business Disclosure Format (check one):
Yes /X/   No / /

                                     PART I

Item 1. Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #7 Ltd. (the "Partnership") for the period January 1, 2000 to March 31, 2000.

Item 2. Description of Business

The Partnership has placed into production 57.5 net wells to the Clinton/Medina formation in Mercer and Lawrence counties, Pennsylvania and Stark and Trumbull counties in Ohio. As of March 31, 2000, all 57.5 net wells are in production. The first quarterly distribution was on July 10, 1999 for natural gas production during January, February, March and April, 1999.

Natural gas sales revenue for the three months was $383,690 which includes landowner royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

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

          12-May-00


                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                                  BALANCE SHEET
                   AS OF MARCH 31, 2000 and DECEMBER 31, 1999

                                                                            MARCH 31
                                                                              2000              December 31          Increase
                                                                           (unaudited)              1999            (Decrease)
                                                                           ---------------------------------------------------
ASSETS

CURRENT ASSETS

     Cash                                                                        $  261,036       $  305,963        $ (44,927)
     Accounts receivable                                                            305,599          360,833          (55,234)
                                                                           ---------------------------------------------------
                    TOTAL CURRENT ASSETS                                            566,635          666,796         (100,161)

     Oil and Gas drilling contracts/leases, net of accum. depl. & amort.          5,158,575        5,384,146         (225,571)
                                                                           ---------------------------------------------------
                    TOTAL ASSETS                                                 $5,725,210       $6,050,942        $(325,732)
                                                                           ===================================================
LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable                                                            $   26,333       $   27,081        $    (748)
     Partners' Capital                                                            5,698,877        6,023,861         (324,984)
                                                                           ---------------------------------------------------
                    TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $5,725,210       $6,050,942        $(325,732)
                                                                           ===================================================

The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                         STATEMENT OF INCOME (Unaudited)
               For the three months ended March 31, 2000 and 1999

                                                                               Three Months Ended
                                                                                    March 31,
REVENUE                                                                    2000                 1999
-------                                                              ------------------------------------
      Natural gas sales                                                      $383,690            $103,363
      Interest income                                                           2,654                  92
                                                                        -------------       -------------
                Total Revenue                                                 386,344             103,455

EXPENSES
--------
     Well Operating Expense                                                    78,091              14,373
     Depletion and depreciation of oil and gas wells and leases               225,573              81,470
     General and administrative fees                                           11,615               2,944
     Professional fees                                                              0               5,259

     Other                                                                        208                 589
                                                                        -------------       -------------
                Total Expenses                                                315,487             104,635
                                                                        -------------       -------------
Net Earnings (Loss)                                                          $ 70,857            $ (1,180)
                                                                        =============       =============

The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                       STATEMENT OF CASH FLOWS (Unaudited)
               For the three months ended March 31, 2000 and 1999

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                               INCREASE (DECREASE) IN CASH                      2000            1999
                                                                            ---------------------------
Cash flows from operating activities
     Net  Earnings (Loss)                                                        $70,857       ($1,180)
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
                Depletion and depreciation                                       225,573        81,470

                (Increase) Decrease in accounts receivable                        55,234       (59,397)
                Increase (Decrease) in accounts payable                             (749)        8,783
                                                                                --------       -------
Cash provided by operating activities                                            350,915        29,676

Cash flows used in financing activities:
     Distributions to Partners                                                  (395,842)      (29,592)
                                                                                --------       -------
Net Increase (Decrease) in Cash                                                  (44,927)           84

Cash at beginning of period                                                      305,963             0
                                                                                --------       -------
Cash at end of period                                                           $261,036           $84
                                                                                ========       =======

The notes to Financial Statements are an integral part of this statement.





***************

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
         STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                    For the three months ended March 31, 2000

                                                                MANAGING
                                                                 GENERAL                     OTHER
                                                                 PARTNER                   PARTNERS                     TOTAL
                                                               ------------               -----------                 ----------
BALANCE AT JANUARY 1, 2000                                     ($2,022,335)                $8,046,196                 $6,023,861


Participation in revenue and expenses:

                 Net Production Revenues                            94,736                    210,863                    305,599
                 Interest                                              823                      1,832                      2,655
                 Depletion and depreciation                        (52,874)                  (172,699)                  (225,573)

                 Other costs                                        (3,665)                    (8,158)                   (11,823)
                                                               ------------               -----------                 ----------
Net Earnings                                                        39,020                     31,838                     70,858


Distributions                                                      (73,627)                  (322,215)                  (395,842)
                                                               ------------               -----------                 ----------
BALANCE AT March 31, 2000                                      ($2,056,942)                $7,755,819                 $5,698,877
                                                               ===========                ===========                 ==========

The notes to Financial Statements are an integral part of this statement.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP


1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of March 31, 2000 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1999 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7 LTD.

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000

Natural gas sales revenue for the three months ended March 31, 2000 was up $280,327 (271%) due primarily to increases in natural gas production which increased from 58,193 Mcf in the three months ended March 31, 1999 to 161,123 Mcf in the current three months. The increase in gas production results primarily from new wells turned on-line in the current three months. Natural gas prices increased by $.69 /Mcf to $2.72/Mcf during the current three months.

FINANCIAL CONDITION

LIQUIDITY

The increase in cash provided by operating activities and distributions to partners during the three months ended March 31, 2000 results primarily from higher cash received from sales of natural gas. The Partnership's working capital decreased from $639,715 at December 31, 1999 to $540,302 at March 31, 2000. The decrease is attributable to distributions to partners and normal declines in natural gas production from the levels at the end of 1999 which result in lower receivables in connection with sales of gas produced.

CAPITAL RESOURCES

There were no new material commitments for capital expenditures during the period and the Partnership does not expect any in the foreseeable future.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Atlas-Energy for the Nineties - Public #7 Ltd.


By (Signature and Title):                         Atlas Resources, Inc.,
                                                  Managing General Partner


By (Signature and Title):                         /s/ James R. O'Mara
                                                  James R. O'Mara
                              President, Chief Executive Officer and a Director

Date: May 15, 2000

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):                         /s/ James R. O'Mara
                                                   James R. O'Mara
                              President, Chief Executive Officer and a Director

Date: May 15, 2000

By (Signature and Title):                         /S/ Tony C. Banks
                                                   Tony C. Banks
                              Vice President and Chief Financial Officer

Date: May 15, 2000