Form 10QSB
period 2000-06-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 7 LTD
filed 2000-08-14
CIK 1067662

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

PART I

Item 1. Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #7 Ltd. (the "Partnership") for the period January 1, 2000 to June 30, 2000.

Item 2. Description of Business

The Partnership has placed into production 57.5 net wells to the Clinton/Medina formation in Mercer and Lawrence counties in Pennsylvania and Stark and Trumbull counties in Ohio. As of June 30, 2000, all 57.5 net wells are in production. The first quarterly distribution was on July 10, 1999 for natural gas production during January, February, March and April, 1999.

Natural gas sales revenue for the three months was $360,601 which includes landowner royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

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

10-Aug-00


                  ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                                  BALANCE SHEET
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


                                                                               June 30             December 31          Increase
                                                                                2000                  1999             (Decrease)
                                                                                                                    ---------------
                                                                             (unaudited)
                                                                        -----------------------------------------------------------
ASSETS

CURRENT ASSETS

     Cash                                                                    $  205,880            $  305,963            ($100,083)
     Accounts receivable                                                        301,888               360,833              (58,945)

                                                                        -------------------- ------------------- ------------------
                    TOTAL CURRENT ASSETS                                        507,768               666,796             (159,028)

     Oil and Gas drilling contracts/leases,net of accum. depl. & amort.       4,952,783             5,384,146             (431,363)


                                                                        -------------------- ------------------- ------------------
                    TOTAL ASSETS                                             $5,460,551            $6,050,942            ($590,391)
                                                                        ===========================================================


LIABILITIES AND PARTNERS' CAPITAL


     Accounts payable                                                            17,664                27,081               (9,417)
     Partners' Capital                                                        5,442,887             6,023,861             (580,974)
                                                                        -------------------- ------------------- ------------------
                    TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $5,460,551            $6,050,942            ($590,391)
                                                                        ===========================================================

The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                         STATEMENT OF INCOME (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                              Six Months Ended            Second Quarter Ended
                                                                       June 30            June 30       June 30       June 30
REVENUE                                                                 2000                1999         2000          1999
-----------                                                        ----------------------------------------------------------------
      Natural gas sales                                                  $744,291         $610,607         $360,601       $507,244
      Oil Sales                                                             3,453                0            3,453              0
      Interest income                                                       7,712              436            5,058            344
                                                                   ------------------  -------------  -----------------  ----------
                 Total Revenue                                            755,456          611,043          369,112        507,588

EXPENSES
----------
     Well Operating Expense                                               140,258           96,587           62,167         82,214
     Depletion and depreciation of oil and gas wells and leases           431,363          454,783          205,790        373,313
     General and administrative fees                                       23,296           14,052           11,681         11,108
     Professional fees                                                          0            8,191                0          2,932
     Other                                                                    591              960              383            371
                                                                   ------------------  -------------  -----------------  -----------
                 Total Expenses                                           595,508          574,573          280,021        469,938
                                                                   ------------------  -------------  -----------------  -----------
Net Earnings                                                             $159,948          $36,470          $89,091        $37,650
                                                                   =================  ==============  =================  ===========


The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                       STATEMENT OF CASH FLOWS (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                                 Six Months Ended

                               INCREASE (DECREASE) IN CASH                                  June 30            June 30
                                                                                             2000               1999
                                                                                      -----------------------------------
Cash flows from operating activities
     Net  Earnings                                                                        $159,948             $36,470
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:

                Depletion and depreciation                                                 431,363             454,783

                (Increase)/Decrease in accounts receivable                                  58,945            (395,437)
                Increase/(Decrease) in accounts payable                                     (9,418)             23,162
                                                                                      ---------------   ---------------
Cash provided by operating activities                                                      640,838             118,978

Cash flows used in financing activities:
     Distributions to Partners                                                            (740,921)            (29,593)
                                                                                      ---------------   ---------------
Net Increase/(Decrease) in Cash                                                           (100,083)             89,385

Cash at beginning of period                                                                305,963                   0
                                                                                      ---------------   ---------------
Cash at end of period                                                                     $205,880             $89,385
                                                                                      ===============   ===============


The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES-PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
         STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                     MANAGING
                                                                      GENERAL                OTHER
                                                                      PARTNER              PARTNERS                TOTAL
                                                               --------------          -------------       ----------------
BALANCE AT JANUARY 1, 2000                                        ($2,022,335)           $8,046,196            $6,023,861



Participation in revenue and expenses:

                 Net Production Revenues                              188,322               419,166               607,488
                 Interest                                               2,391                 5,322                 7,713
                 Depletion and depreciation                          (101,110)             (330,253)             (431,363)

                 Other costs                                           (7,406)              (16,484)              (23,890)
                                                               --------------          -------------       ----------------
Net Earnings                                                           82,197                77,751               159,948



Distributions                                                        (139,192)             (601,729)             (740,921)
                                                               --------------          -------------       ----------------
BALANCE AT JUNE 30, 2000                                          ($2,079,330)           $7,522,218            $5,442,888
                                                               ==============          =============       ================

The notes to Financial Statements are an integral part of this statement.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP


1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of June 30, 2000 and for the six months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1999 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000

Natural gas sales revenue for the six months ended June 30, 2000 was up $133,684 (22%) from the prior year due primarily to changes in natural gas prices which increased by $.60/Mcf to $2.75/Mcf. Gas production for the six months ended June 30, 2000 was 308,116 Mcf, down from 324,844 Mcf in the prior year. The decrease in gas production results primarily from normal well declines.

QUARTER ENDED JUNE 30, 2000

Natural gas sales revenue for the quarter ended June 30, 2000 was down $146,643 (29%) from the prior year's second quarter due to lower gas production. Gas production for the quarter ended June 30, 2000 was 146,993 Mcf, down from 266,651 Mcf in the prior year's second quarter. The decrease in gas production results primarily from normal well declines. Natural gas prices for the quarter ended June 30, 2000 increased by $.62/Mcf to $2.79/Mcf.

FINANCIAL CONDITION

LIQUIDITY

The increase in cash provided by operating activities and distributions to partners during the six months ended June 30, 2000 results primarily from higher cash received from sales of natural gas. The Partnership's working capital decreased from $639,715 at December 31, 1999 to $490,105 at June 30, 2000. The decrease is attributable to distributions to partners and normal declines in natural gas production from the levels at the end of 1999, which result in lower receivables in connection with sales of gas produced.

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

Date: August 14, 2000

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):                         /s/ James R. O'Mara
                                                   James R. O'Mara
                                  President, Chief Executive Officer and a Director

Date: August 14, 2000

By (Signature and Title):                         /S/ Tony C. Banks
                                                   Tony C. Banks
                                      Vice President and Chief Financial Officer