Form 10QSB
period 2000-09-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 7 LTD
filed 2000-11-14
CIK 1067662

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended SEPTEMBER 30, 2000

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

PART I

Item 1. Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #7 Ltd. (the "Partnership") for the period January 1, 2000 to September 30, 2000.

Item 2. Description of Business

The Partnership has placed into production 57.5 net wells to the Clinton/Medina formation in Mercer and Lawrence counties in Pennsylvania and Stark and Trumbull counties in Ohio. As of September 30, 2000, all 57.5 net wells are in production. The first quarterly distribution was on July 10, 1999 for natural gas production during January, February, March and April, 1999.

Natural gas sales revenue for the three months was $387,191 which includes landowner royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

For the next twelve months management believes that the Partnership has adequate capital. No other wells will be drilled and, therefore, no additional drilling funds will be required.

Any additional funds which may be required will be obtained from production revenues from Partnership wells or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. Management does not anticipate that the Partnership will need to borrow. No borrowings will be obtained from third parties.


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

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                                  BALANCE SHEET
                 AS OF SEPTEMBER 30, 2000 and DECEMBER 31, 1999

                                                                          September 30
                                                                              2000           December 31        Increase
                                                                          (unaudited)           1999            (Decrease)
                                                                         -------------------------------------------------
ASSETS

CURRENT ASSETS

     Cash                                                                 $   218,936       $   305,963        $  (87,027)
     Accounts receivable                                                      318,731           360,833           (42,102)
                                                                         -------------------------------------------------

                    TOTAL CURRENT ASSETS                                      537,667           666,796          (129,129)

     Oil and Gas drilling contracts/leases,net of accum. depl. & amort.     4,766,096         5,384,146          (618,050)

                                                                         -------------------------------------------------
                    TOTAL ASSETS                                          $ 5,303,763       $ 6,050,942        $ (747,179)
                                                                         =================================================


LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable                                                     $    15,450       $    27,081        $  (11,631)
     Partners' Capital                                                      5,288,313         6,023,861          (735,548)
                                                                         -------------------------------------------------
                    TOTAL LIABILITIES AND PARTNERS' CAPITAL               $ 5,303,763       $ 6,050,942        $ (747,179)
                                                                         =================================================


   The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                         STATEMENT OF INCOME (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                           Nine Months Ended            Third Quarter Ended
                                                                 September 30       September 30    September 30   September 30
REVENUE                                                              2000               1999            2000           1999
-------                                                         ---------------------------------------------------------------
      Natural gas sales                                          $  1,131,482       $  1,124,956    $  387,191      $  514,349
      Oil Sales                                                         7,837                  0         3,190               0
      Interest income                                                   7,603              4,664         1,085           4,228
                                                                ----------------- ----------------- -------------- ------------
                 Total Revenue                                      1,146,922          1,129,620       391,466         518,577

EXPENSES
--------
     Well Operating Expense                                           207,093            181,258        66,835          84,671
     Depletion and depreciation of oil and gas wells and leases       618,051            855,232       186,688         336,614
     General and administrative fees                                   34,546             25,902        11,250          11,850
     Professional fees                                                  9,270              5,491         9,270          (2,700)

     Other                                                                558                893           (33)            (67)
                                                                ----------------- ----------------- -------------- ------------
                 Total Expenses                                       869,518          1,068,776       274,010         430,368
                                                                ----------------- ----------------- -------------- ------------
Net Earnings                                                     $    277,404       $     60,844    $  117,456      $   88,209
                                                                ================= ================= ============== ============

The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
                       STATEMENT OF CASH FLOWS (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999

                                                                           Nine Months Ended
                                                                           -----------------
                                                                             September 30,
                                                                             -------------
                               Increase (Decrease) in Cash
                               ---------------------------
                                                                         2000             1999
                                                                  -----------------  ----------------
Cash flows from operating activities
     Net  Earnings                                                   $   277,404        $     60,844
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
                Depletion and depreciation                               618,051             855,232
                {Increase}/Decrease in accounts receivable                42,102            (400,088)
                Increase/{Decrease} in accounts payable                  (11,631)             22,706
                                                                  -----------------  ----------------
Cash provided by operating activities                                    925,926             538,694

Cash flows used in financing activities:
     Distributions to Partners                                        (1,012,953)           (217,104)
                                                                  -----------------  ----------------
Net Increase/{Decrease} in Cash                                          (87,027)            321,590

Cash at beginning of period                                              305,963                   0
                                                                  -----------------  ----------------
Cash at end of period                                                $   218,936        $    321,590
                                                                  =================  ================


The notes to Financial Statements are an integral part of this statement.

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP
         STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                MANAGING
                                                 GENERAL             OTHER
                                                 PARTNER           PARTNERS             TOTAL
                                               ------------        ----------        -----------
BALANCE AT JANUARY 1, 2000                     $(2,022,335)        $8,046,196        $ 6,023,861



Participation in revenue and expenses:

          Net Production Revenues                  288,990            643,236            932,226
          Interest                                   2,357              5,246              7,603
          Depletion and depreciation              (144,868)          (473,183)          (618,051)

          Other costs                              (13,756)           (30,618)           (44,374)
                                               ------------        ----------        -----------
Net Earnings                                       132,723            144,681            277,404



Distributions                                     (190,879)          (822,075)        (1,012,954)
                                               ------------        ----------        -----------
BALANCE AT September 30, 2000                  $(2,080,491)        $7,368,802        $ 5,288,311
                                               ============        ==========        ===========


The notes to Financial Statements are an integral part of this statement.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                  ATLAS-ENERGY FOR THE NINETIES--PUBLIC #7 LTD.
                       A PENNSYLVANIA LIMITED PARTNERSHIP



1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of September 30, 2000 and for the nine months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 1999 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000

The Partnership commenced production from initial wells in January, 1999. Natural gas sales revenue for the nine months ended September 30, 2000 was up $6,526 (1%) from the prior year due primarily to changes in natural gas prices which increased by $.62/Mcf to $2.90/Mcf. Gas production for the nine months ended September 30, 2000 was 441,465 Mcf, down from 565,283 Mcf in the prior year. The decrease in gas production results primarily from normal well declines.

QUARTER ENDED SEPTEMBER 30, 2000

Natural gas sales revenue for the quarter ended September 30, 2000 was down $127,158 (25%) from the prior year's third quarter due to lower gas production. Gas production for the quarter ended September 30, 2000 was 133,349 Mcf, down from 240,439 Mcf in the prior year's third quarter. The decrease in gas production results primarily from normal well declines. Natural gas prices for the quarter ended September 30, 2000 increased by $.79/Mcf to $ 3.24/Mcf.

FINANCIAL CONDITION

LIQUIDITY

The increase in cash provided by operating activities and distributions to partners during the nine months ended September 30, 2000 results primarily from higher cash received from sales of natural gas. Higher prices for natural gas production contributed to the increase. The Partnership's working capital decreased from $639,715 at December 31, 1999 to $522,217 at September 30, 2000. The decrease is attributable to distributions to partners and normal declines in natural gas production from the levels at the end of 1999, which result in lower receivables in connection with sales of gas produced.

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

Date: November 14, 2000


In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):                         /s/ James R. O'Mara
                                           James R. O'Mara

                              President, Chief Executive Officer and a Director

Date: November 14, 2000

By (Signature and Title):                         /s/ Tony C. Banks
                                          Tony C. Banks

                              Vice President and Chief Financial Officer