Form 10QSB
period 2001-03-31
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 7 LTD
filed 2001-05-15
CIK 1067662

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

            [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________ to ____________

                               Commission file number

                           Atlas America - Public #7 Ltd.
                   (Name of small business issuer in its charter)

              Pennsylvania                               25-1814688
     (State or other jurisdiction of       (I.R.S. Employer identification No.)
     incorporated or organization)

                 311 Rouser Road, Moon Township, Pennsylvania  15108
                (Address of principle executive offices)   (Zip Code)

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

PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas America - Public #7
Ltd. (the "Partnership") for the period January 1, 2001 to March 31, 2001.

Item 2.  Description of Business

The Partnership has placed into production 57.5 net wells to the Clinton/Medina formation in Mercer and Lawrence counties in Pennsylvania and Stark and Trumbull counties in Ohio. As of March 31, 2001, all 57.5 net wells are in production.

Natural gas sales revenue for the three months was $581,599 which includes landowner royalties. Expenses for this period include $75.00 per month per well for administrative costs and $275.00 per month per well for pumpers fees.

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

14-May-01


                                 ATLAS AMERICA - PUBLIC #7 LTD.
                               A PENNSYLVANIA LIMITED PARTNERSHIP
                                           BALANCE SHEET
                          AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                                   Mar-01
                                                                                    2001          December 31      Increase
                                                                                 (unaudited)          2000        (Decrease)
                                                                          ---------------------------------------------------
ASSETS

CURRENT ASSETS

     Cash                                                                        $   271,139      $   247,113    $   24,026
     Accounts receivable                                                             527,467          364,178       163,289
                                                                          --------------------------------------------------

              TOTAL CURRENT ASSETS                                                   798,606          611,291       187,315

     Oil and Gas drilling contracts/leases,net of accum. depl. & amort.            4,630,456        4,780,620      (150,164)
                                                                          --------------------------------------------------


              TOTAL ASSETS                                                       $ 5,429,062      $ 5,391,911    $   37,151
                                                                          ==================================================


LIABILITIES AND PARTNERS' CAPITAL


     Accounts payable                                                            $    16,972      $    24,591    $   (7,619)
     Partners' Capital                                                             5,412,090        5,367,320        44,770
                                                                          --------------------------------------------------
              TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $ 5,429,062      $ 5,391,911    $   37,151
                                                                          ==================================================

The notes to Financial Statements are an integral part of this statement.

                            ATLAS AMERICA - PUBLIC #7 LTD.
                          A PENNSYLVANIA LIMITED PARTNERSHIP
                             STATEMENT OF INCOME (Unaudited)
                     FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                     Three Months Ended
                                                                                 March 31            March 31
REVENUE                                                                            2001                2000
                                                                                 ----------------------------
      Natural gas sales                                                            $581,599          $383,690
      Interest income                                                                 2,780             2,654
                                                                                 ----------------------------
                 Total Revenue                                                      584,379           386,344

EXPENSES

     Well Operating Expense                                                          54,132            78,091
     Depletion and depreciation of oil and gas wells and leases                     150,164           225,573
     General and administrative fees                                                  4,110            11,615

     Other                                                                                0               208
                                                                                 ----------------------------
                 Total Expenses                                                     208,406           315,487
                                                                                 ----------------------------
Net Earnings                                                                       $375,973           $70,857
                                                                                 ============================

The notes to Financial Statements are an integral part of this statement.

                           ATLAS AMERICA - PUBLIC #7 LTD.
                        A PENNSYLVANIA LIMITED PARTNERSHIP
                        STATEMENT OF CASH FLOWS (Unaudited)
                  FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                        Three Months Ended
                                                                                               31-Mar
                               INCREASE (DECREASE) IN CASH                           2001                 2000
                                                                                  -------------------------------
Cash flows from operating activities
     Net  Earnings                                                                $ 375,973             $  70,857
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depletion and depreciation                                                150,164               225,573
          {Increase}/Decrease in accounts receivable                               (163,289)               55,234
          Increase/{Decrease} in accounts payable                                    (7,619)                 (749)
                                                                                  -------------------------------
Cash provided by operating activities                                               355,229               350,915

Cash flows used in financing activities:
     Distributions to Partners                                                     (331,203)             (395,842)
                                                                                  -------------------------------
Net Increase/{Decrease} in Cash                                                      24,026               (44,927)

Cash at beginning of period                                                         247,113               305,963
                                                                                  -------------------------------
Cash at end of period                                                             $ 271,139             $ 261,036
                                                                                  ===============================

The notes to Financial Statements are an integral part of this statement.

                           ATLAS AMERICA - PUBLIC #7 LTD.
                         A PENNSYLVANIA LIMITED PARTNERSHIP
        STATEMENT OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                        For three Months Ended March 31, 2001

                                                      MANAGING
                                                      GENERAL               OTHER
                                                      PARTNER              PARTNERS            TOTAL
                                                    -----------           ----------         ----------
BALANCE AT JANUARY 1, 2001                              925,677           $4,441,643         $5,367,320


Participation in revenue and expenses:

          Net Production Revenues                       163,515              363,952            527,467
          Interest                                          862                1,918              2,780
          Depletion and depreciation                    (31,537)            (118,627)          (150,164)
          Other costs                                    (1,274)              (2,836)            (4,110)
                                                    -----------           ----------         ----------
Net Earnings                                            131,566              244,407            375,973


Distributions                                           (61,604)            (269,599)          (331,203)
                                                    -----------           ----------         ----------
BALANCE AT MARCH 31, 2001                           $   995,639           $4,416,451         $5,412,090
                                                    ===========           ==========         ==========

The notes to Financial Statements are an integral part of this statement.

                           NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                ATLAS AMERICA - PUBLIC #7 LTD.
                             A PENNSYLVANIA LIMITED PARTNERSHIP


1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of March 31, 2001 and for the three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 2000 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         ATLAS AMERICA PUBLIC # 7 LTD.

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001

Natural gas sales revenue for the three months ended March 31, 2001 amounted to $581,599 based on gas production of 101,609 Mcf. The average sales price for gas production during this period was $2.38/Mcf.

FINANCIAL CONDITION

LIQUIDITY

The Partnership's working capital increased from $594,405 at December 31, 2000 to $782,023 at March 31, 2001. The increase was attributable to the unusually high winter natural gas prices.

CAPITAL RESOURCES

There were no new material commitments for capital expenditures during the period and the Partnership does not expect any in the foreseeable future.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Atlas America - Public #7 Ltd.


By (Signature and Title):                    Atlas Resources, Inc.,
                                         Managing General Partner


By (Signature and Title):                    /s/ Frank Carolas
                                         Executive Vice President

Date: May 14, 2001

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):                    /s/ Frank Carolas
                                         Executive Vice President

Date: May 14, 2001

By (Signature and Title):                    /s/ Louis Tierno, Jr.
                                         Corporate Controller

Date: May 14, 2001