Form 10QSB
period 2001-06-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 7 LTD
filed 2001-08-14
CIK 1067662

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549

                                   Form 10-QSB

                                   (Mark One)

            [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Other than statements of historical facts, the statements included in this report and its exhibits address activities, events or developments that management anticipates will or may occur in the future. These forward-looking statements include such things as investment objectives, business strategy, estimated future capital expenditures, competitive strengths and goals, reference to future success, and other similar matters. These statements are based on certain assumptions and analyses made by management in light of our experience and perception of historical trends, current conditions and expected future developments. However, whether actual results will conform with these expectations is subject to a number of risks and uncertainties, many of which are beyond our control, including general economic market or business conditions, changes in laws or regulations, uncertainties concerning the price of oil and gas, and other risks. Thus, all of the forward-looking statements made in this report and its exhibits are qualified by these cautionary statements. There can be no assurance that actual results will conform with our expectations.

                                    PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #7 Ltd. (the "Partnership") for the period January 1, 2001 to June 30, 2001.

Item 2.  Description of Business

The Partnership has spudded 57.5 net wells to the Clinton/Medina formation in Mercer, Lawrence, Warren and Venango Counties, Pennsylvania and Trumbull County in Ohio. As of June 30, 2001, all wells are in production.

Revenues for the first six months were $1,087,391. Expenses for this period were $414,702. Included in these expenses were $75.00 per month per producing well for management fees and $275.00 per month per producing well for operating fees charged by the managing partner.

For the next twelve months management believes that the Partnership has adequate capital. No other wells will be drilled and, therefore, no additional funds will be required.

Although management does not anticipate the need for additional funding, if the need arises the Partnership will obtain the funding from production revenues or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

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



                              ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                                   (A PENNSYLVANIA LIMITED PARTNERSHIP)
                                              BALANCE SHEET
                                AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


                                                                                JUNE 30         DECEMBER 31
                                                                                 2001               2000
                                                                              (unaudited)
                                                                           -----------------------------------
ASSETS

CURRENT ASSETS

      Cash                                                                    $   430,190        $   247,113
      Accounts receivable - affiliate                                             348,277            364,178
                                                                           -----------------------------------

   TOTAL CURRENT ASSETS                                                           778,467            611,291

      Oil and Gas wells, drilling contracts, and leases                        13,704,818         13,704,818
        Less accumulated depletion and depreciation                            (9,215,126)        (8,924,198)
                                                                           -----------------------------------
                                                                                4,489,692          4,780,620

   TOTAL ASSETS                                                               $ 5,268,159        $ 5,391,911
                                                                           ===================================


LIABILITIES AND PARTNERS' CAPITAL

      Accounts payable - affiliate                                            $    40,114        $    20,201
      Accrued liabilities                                                           4,390              4,390
                                                                           -------------------------------------

   TOTAL CURRENT LIABILITIES                                                       44,504             24,591

      PARTNERS' CAPITAL
        Managing General Partner                                                1,027,292            925,677
        Limited Partners (1,200 units)                                          4,196,363          4,441,643
                                                                           -------------------------------------
                                                                                5,223,655          5,367,320

                                                                           -------------------------------------
   TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $ 5,268,159        $ 5,391,911
                                                                           =====================================




                              ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                                   (A PENNSYLVANIA LIMITED PARTNERSHIP)
                                     STATEMENT OF INCOME (Unaudited)
                       FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 and 2000


                                                              Six Months Ended                         Three Months Ended
                                                          JUNE 30           JUNE 30                JUNE 30            JUNE 30
                                                           2001              2000                    2001              2000
                                                     ------------------------------------     -------------------------------------
REVENUES

     Natural gas and oil sales                         $ 1,082,576          $ 747,744             $ 500,977         $ 364,054
     Interest income                                         4,815              7,712                 2,035             5,058
                                                     ------------------------------------     -------------------------------------

  TOTAL REVENUE                                          1,087,391            755,456               503,012           369,112

EXPENSES

     Well operating expense                                 99,210            140,258                45,078            62,167
     Depletion and depreciation of oil and
       gas wells and leases                                290,928            431,363               140,764           205,790
     Management fees                                        23,363             23,296                19,253            11,681
     Other                                                   1,201                591                 1,201               383
                                                     ------------------------------------     -------------------------------------

  TOTAL EXPENSES                                           414,702            595,508               206,296           280,021

                                                     ------------------------------------     -------------------------------------
NET EARNINGS                                           $   672,689          $ 159,948             $ 296,716         $  89,091
                                                     ====================================     =====================================


ALLOCATION OF EARNINGS:

  Managing General Partner                             $   253,457          $  82,197             $ 121,891         $  43,177
                                                     ====================================     =====================================

  Limited Partners                                     $   419,232          $  77,751             $ 174,825         $  45,914
                                                     ====================================     =====================================

     Net earnings per limited partnership
       interest                                        $   349.36           $  64.79              $ 145.69          $  38.26
                                                     ====================================     =====================================




                              ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                                   (A PENNSYLVANIA LIMITED PARTNERSHIP)
                                    STATEMENT OF CASH FLOWS (Unaudited)
                             FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                        JUNE 30            JUNE 30
                                                                          2001              2000
                                                                   -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Earnings                                                          $ 672,689         $ 159,948
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
        Depletion and depreciation                                         290,928           431,363
        (Increase)/Decrease in accounts receivable                          15,901            58,945
        Increase/(Decrease) in account payable and
        accrued liabilities                                                 19,913            (9,418)
                                                                   -------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                      999,431           640,838

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Distributions to Partners                                              (816,354)         (740,921)
                                                                   -------------------------------------
NET INCREASE/(DECREASE) IN CASH                                            183,077          (100,083)

CASH AT BEGINNING OF PERIOD                                                247,113           305,963
                                                                   -------------------------------------
CASH AT END OF PERIOD                                                    $ 430,190         $ 205,880
                                                                   =====================================




                              ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                                   (A PENNSYLVANIA LIMITED PARTNERSHIP)
                           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
                                   FOR THE SIX MONTHS ENDED JUNE 30, 2001



                                                                MANAGING
                                                                 GENERAL           LIMITED
                                                                 PARTNER           PARTNERS            TOTAL
                                                            -------------------------------------------------------

BALANCE AT JANUARY 1, 2001                                      $   925,677        $ 4,441,643       $ 5,367,320

Participation in revenue and expense
    Net Production Revenues                                         335,599            746,977         1,082,576
    Interest Income                                                   1,493              3,322             4,815
    Well Operating Costs                                            (30,755)           (68,455)          (99,210)
    Depletion and Depreciation                                      (45,265)          (245,663)         (290,928)
    Miscellaneous                                                    (7,243)           (16,120)          (23,363)
    Other costs                                                        (372)              (829)           (1,201)
                                                            -------------------------------------------------------
Net Earnings                                                        253,457            419,232           672,689

Distributions                                                      (151,842)          (664,512)         (816,354)
                                                            -------------------------------------------------------
BALANCE AT JUNE 30, 2001                                        $ 1,027,292        $ 4,196,363       $ 5,223,655
                                                            =======================================================


                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  Atlas-Energy for the Nineties-Public #7 Ltd.
                       A PENNSYLVANIA LIMITED PARTNERSHIP




1.       INTERIM FINANCIAL STATEMENTS

         The financial statements as of June 30, 2001 and for the six and three Months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited December 31, 2000 financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.


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

RESULTS OF OPERATIONS

                          THREE MONTHS ENDED JUNE 30, 2001

Revenues

Natural gas and oil sales revenue for the three months ended June 30, 2001 increased by $136,923 (38%) while production declined 17,007 (12%) Mcf. The increased sales reflects the increased price the partnership received while the decline in production for the quarter reflects the normal decline curve of this type of natural gas production. The natural gas and oil revenue received for the quarter was $500,977 based on gas production of 129,986 Mcf. The average sales price for gas production during this period was $3.85 per Mcf compared to June 30, 2000 of $2.75 per Mcf.

Expenses

Well operating expenses for the three months ended June 30, 2001 decreased by $17,089 (27%). Well Operating Expense was $45,078 for the quarter ended June 30, 2001 as compared to $62,167 in the same quarter last year.

Depletion and depreciation for the three months ended June 30, 2001 decreased by $65,026 (32%). Depletion and Depreciation in the quarter was $140,764 compared to $205,790 last year.

Net Earnings increased by $207,625 (233%) principally because of the increase in the gas price received in the quarter combined with the decrease in depletion and depreciation.


                          SIX MONTHS ENDED JUNE 30, 2001

Revenues

Natural gas and oil sales revenue for the six months ended June 30, 2001 increased by $334,832 (45%) while production decreased 76,521 (25%) Mcf. The natural gas and oil sales increase is attributed to the increase in the average price of natural gas while the production decrease for the six months reflects the normal decline curve for this type of well production. The revenue received this year was $1,082,576 based on gas production of 231,595 Mcf. The average sales price for gas production during this six month period was $4.67 per Mcf compared to June 30, 2000 of $2.79 per Mcf.

Expenses

Well operating expenses for the six months ended June 30, 2001 decreased by $41,048 (29%). Well operating expense was $99,210 for the six months ended June 30, 2001 as compared to $140,258 in the same comparable period of 2000.

Depletion and depreciation for the six months ended June 30, 2001 decreased by $140,435 (33%). Depletion and Depreciation in the period ended June 30, 2001 was $290,928 compared to $431,363 for the six months ended June 30,2000.

Net Earnings increased by $512,741 (321%) principally because of the increase in natural gas prices and the decline in depletion and depreciation expense.

FINANCIAL CONDITION

LIQUIDITY

Working capital increased $147,263 (25%) in the six months ended June 30,2001. Management believes that the partnership procedures will cause the partnership to have an adequate working capital for the near future. The working capital on June 30,2001 was $733,963 compared to $586,700 at December 31, 2000.

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

                 Atlas-Energy for the Nineties-Public #7 Ltd.




By (Signature and Title:)                Atlas Resources, Inc.,
                                         Managing General Partner




By (Signature and Title:)                /s/ Frank Carolas
                                         Executive Vice President


Date:  August 14, 2001

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title:)               /s/ Frank Carolas
                                         Executive Vice President

Date:  August 14, 2001

By: (Signature and Title:)               /s/ Louis Tierno, Jr.
                                         Corporate Controller

Date:  August 14, 2001