Form 10QSB
period 2001-09-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 7 LTD
filed 2001-11-14
CIK 1067662

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________ to ____________

                        Commission file number 333-61167

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
Transitional Small Business Disclosure Format (check one):
Yes      No  X

FORWARD-LOOKING STATEMENT AND ASSOCIATED RISK

Other than statements of historical facts, the statements included in this report and its exhibits address activities, events or developments that management anticipates will or may occur in the future. These forward-looking statements include such things as investment objectives, business strategy, estimated future capital expenditures, competitive strengths and goals, reference to future success, and other similar matters. These statements are based on certain assumptions and analyses made by management in light of our experience and perception of historical trends, current conditions and expected future developments. However, whether actual results will conform with these expectations is subject to a number of risks and uncertainties, many of which are beyond our control, including general economic market or business conditions, changes in laws or regulations, uncertainties concerning the price of oil and gas, and other risks. Thus, these cautionary statements qualify all of the forward-looking statements made in this report and its exhibits. There can be no assurance that actual results will conform to our expectations.

                                    PART I

Item 1.  Financial Statements

The unaudited Financial Statements of Atlas-Energy for the Nineties-Public #7 Ltd. (the "Partnership") for the period January 1, 2001, to September 30, 2001.

Item 2.  Description of Business

The Partnership was formed as a Pennsylvania limited partnership on July 16, 1998, with Atlas Resources Inc. ("Atlas") as it's managing partner. Atlas Resources, Inc. of Pittsburgh, Pennsylvania, is a wholly owned subsidiary of Atlas America, Inc., which is a wholly owned subsidiary of Resource America, Inc. The initial closing was on December 1, 1998, and the final closing was on December 31, 1998, when the partnership was funded with total cash contributions of $11,988,350 from 366 investors.

The Partnership began drilling activities on the initial closing date. Funds were prepaid to Atlas to act as operator and general drilling contractor under the drilling and operating agreement. At final closing an amount equal to $11,988,350 was prepaid to Atlas. All the wells contracted for were drilled in 1999.

The purpose for which the partnership was formed is the exploration and production of natural gas and oil in the Appalachian Basin. The intent was to drill relatively low risk wells and produce the wells to their fruition. The Partnership contracted and drilled 57.5 net wells (64 gross wells) to the Clinton/Medina formation in Pennsylvania and Ohio. As of September 30, 2001, 62 gross wells are in production.

As the wells produce the ongoing operating and maintenance fees of $275 per operating well will be deducted from the revenue produced from the wells. This fee will be charged by Atlas to cover the normal recurring operating expenses for producing the well. All third party costs such as brine hauling will be charged as incurred by each well. The netted revenue over the operating fees and third party costs will be distributed each quarter. The partnership has made 10 quarterly distributions for a total of $3,134,573 since the partnership was formed. The partnership does not intend to drill any additional wells.

Marketing of the natural gas and oil is the responsibility of Atlas. In each geographic area the volume sold is divided by the amount received and an average price is then distributed to each affiliate of Atlas based on the volume produced. The New York Mercantile Exchange (NYMEX) natural gas futures pricing influences the price of natural gas. Contracts to sell the partnership's gas are based on the exchange price plus or minus basis points. Atlas contracts vary in length, price, and deliverability. A combination of fixed prices, variable to NYMEX, and spot market prices are all averaged to achieve the price received by the partnership.

The partnership does not have any employees but does pay the managing partner a fee of $75.00 per operating well to provide administrative services such as governmental filings and bookkeeping.

Management does not anticipate the need for additional funding, based on the above procedures for handling the revenue however, if the need arises the Partnership will seek to obtain the funding from production revenues or from borrowings by the Partnership from Atlas or its affiliates, although Atlas is not contractually committed to make such a loan. No borrowings will be obtained from third parties.

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

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A PENNSYLVANIA LIMITED PARTNERSHIP)
                                  BALANCE SHEET

                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                          SEPTEMBER 30,            DECEMBER 31,
                                                               2001                    2000
                                                           (unaudited)
                                                       ---------------------   ---------------------
ASSETS

CURRENT ASSETS
             Cash                                                  $ 31,435               $ 247,113
             Accounts receivable - affiliate                        585,034                 364,178
                                                       ---------------------   ---------------------

                                                                    616,469                 611,291
PROPERTY AND EQUIPMENT
             Oil and Gas wells                                   13,704,818              13,704,818
                Less accumulated depletion                       (9,324,959)             (8,924,198)
                                                       ---------------------   ---------------------

                                                                  4,379,859               4,780,620

                                                       ---------------------   ---------------------
TOTAL ASSETS                                                    $ 4,996,328             $ 5,391,911
                                                       =====================   =====================


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
             Accounts payable - affiliate                         $ 107,875                $ 20,201
             Accrued liabilities                                          -                   4,390
                                                       ---------------------   ---------------------

                                                                    107,875                  24,591

PARTNERS' CAPITAL
                Managing general partner                            987,134                 925,677
                Limited partners (1,200 units)                    3,901,319               4,441,643
                                                       ---------------------   ---------------------

                                                                  4,888,453               5,367,320

                                                       ---------------------   ---------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $ 4,996,328             $ 5,391,911
                                                       =====================   =====================

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A PENNSYLVANIA LIMITED PARTNERSHIP)
                         STATEMENT OF INCOME (Unaudited)
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                                        NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                           SEPTEMBER 30,                          SEPTEMBER 30,
                                                  2001                    2000                2001            2000
                                              -----------------   ----------------     ---------------   ---------------
REVENUES
           Natural gas sales                       $ 1,519,789        $ 1,131,482           $ 441,404         $ 387,191
           Oil sales                                     4,588              7,837                 397             3,190
           Interest income                               7,359              7,603               2,544             1,085
                                              -----------------   ----------------     ---------------   ---------------

TOTAL REVENUE                                        1,531,736          1,146,922             444,345           391,466

EXPENSES
           Well operating expense                      370,540            207,093             271,330            66,835
           Depletion of oil and gas wells              400,761            618,051             109,833           186,688
           Management fees and other                    45,563             44,374              20,999            20,487
                                              -----------------   ----------------     ---------------   ---------------

TOTAL EXPENSES                                         816,864            869,518             402,162           274,010

                                              -----------------   ----------------     ---------------   ---------------
NET EARNINGS                                         $ 714,872          $ 277,404            $ 42,183         $ 117,456
                                              =================   ================     ===============   ===============


ALLOCATION OF EARNINGS:

      Managing general partner                       $ 283,492          $ 132,723            $ 30,034          $ 50,526
                                              =================   ================     ===============   ===============

      Limited partners                               $ 431,380          $ 144,681            $ 12,149          $ 66,930
                                              =================   ================     ===============   ===============

      Net earnings per limited partnership
         interest                                     $ 359.48           $ 120.57             $ 10.12           $ 55.78
                                              =================   ================     ===============   ===============

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A PENNSYLVANIA LIMITED PARTNERSHIP)
                       STATEMENT OF CASH FLOWS (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           2001                    2000
                                                                   ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Earnings                                                            $ 714,872               $ 277,404
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Depletion of oil and gas wells                                       400,761                 618,051
           (Increase) / Decrease in accounts receivable                        (220,856)                 42,102
           Increase / (Decrease) in account payable and
           accrued liabilities                                                   83,284                 (11,631)
                                                                   ---------------------   ---------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                           978,061                 925,926

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Distributions to partners                                              (1,193,739)             (1,012,953)
                                                                   ---------------------   ---------------------

NET INCREASE IN CASH                                                           (215,678)                (87,027)

CASH AT BEGINNING OF PERIOD                                                     247,113                 305,963

                                                                   ---------------------   ---------------------
CASH AT END OF PERIOD                                                          $ 31,435               $ 218,936
                                                                   =====================   =====================

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A PENNSYLVANIA LIMITED PARTNERSHIP)
             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                MANAGING
                                                                 GENERAL              LIMITED
                                                                 PARTNER              PARTNERS               TOTAL
                                                            ------------------   -------------------   ------------------
BALANCE AT JANUARY 1, 2001                                          $ 925,677           $ 4,441,643          $ 5,367,320

Participation in revenue and expense
      Natural gas sales                                               471,135             1,048,654            1,519,789
      Oil sales                                                         1,422                 3,166                4,588
      Interest income                                                   2,281                 5,078                7,359
      Well operating expense                                         (114,867)             (255,673)            (370,540)
      Depletion of oil and gas wells                                  (62,354)             (338,407)            (400,761)
      Management fees and other                                       (14,125)              (31,438)             (45,563)
                                                            ------------------   -------------------   ------------------

NET EARNINGS                                                          283,492               431,380              714,872

      Distributions                                                  (222,035)             (971,704)          (1,193,739)

                                                            ------------------   -------------------   ------------------
BALANCE AT SEPTEMBER 30, 2001                                       $ 987,134           $ 3,901,319          $ 4,888,453
                                                            ==================   ===================   ==================

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  Atlas-Energy for the Nineties-Public #7 Ltd.
                       A PENNSYLVANIA LIMITED PARTNERSHIP




1.       INTERIM FINANCIAL STATEMENTS

         These financial statements as of September 30, 2001, and for the nine and three months then ended have been prepared by the management of the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the partnership believes that the disclosures are adequate to make the information presented not be misleading. These financial statements should be read in conjunction with the audited December 31, 2000, financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation have been included.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The Partnership uses the successful efforts method of accounting for oil and gas activities. Costs to acquire mineral interests in oil and gas properties and drill and equip wells are capitalized. Oil and gas properties are periodically assessed and when unamortized costs exceed expected future net cash flows, a loss is recognized by a charge to income. During the period ended September 30, 2001, no loss was charged to income by way of an assessment of unamortized costs.

         Capitalized costs of wells and leases are depleted by the units of production method. For tax purposes these same costs are depleted and depreciated using the MACRS method of depreciation.

3.       PAYMENTS TO AFFILIATES

         Payments to Atlas Resources for operating fees and management fees under the operating and management agreement were:

               Operating Fees                  $286,433
               Management Fees                  $30,896

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  Atlas-Energy for the Nineties-Public #7 Ltd.

Management's discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

                          THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Natural gas and oil sales revenue for the three months ended September 30, 2001, increased by $51,420 (13%) over the comparable quarter ended September 30, 2000. Gas sales made up 99.9% of the total gas and oil sales for these current three months.

Gas production declined by 47,240 Mcfs (35%) compared to the quarter ended September 30, 2000. The gas production decline for the quarter reflects the normal decline curve of this type of natural gas production plus the summer slow down in takes by the purchasers. Gas production for the three months was 86,109 Mcfs compared to 133,349 Mcfs for the same period a year ago. Revenue increased for the sale of the natural gas production by $54,213 (14%) to $441,404 from $387,191 reported for September 30, 2000. The average sales price for gas production for the three months ended September 30, 2001, was $5.13 per Mcf compared to $2.90 per Mcf for September 30, 2000. This increase in the average price accounts for the increase in sales with a decrease in production. Management believes that the production decline will continue but at a lesser rate in future quarters. Revenues are expected to decline in the final quarter due to the anticipated decline in price that is driven by the current price on NYMEX futures, the uncertainty of the economy, and current events in the world.

Oil revenues of $397 were recorded for oil this quarter compared to $3,190 last year. The average oil prices for the three months ended September 30,2001, was $16.82 compared to $21.50 last year.

Expenses

Well operating expenses were $271,330 for the three months ended September 30, 2001. This was an increase of $204,495 (306%)in expense over the comparable quarter of 2000. There were substantial third party charges on the producing wells in this quarter.

Depletion on oil and gas wells for the three months ended September 30, 2001, decreased by $76,855 (41%). Depletion on oil and gas wells in the quarter was $109,833 compared to $186,688 last year. This expense is a function of the amount of oil and gas production. An increase in production will increase DD&A in the same year while a decrease in production will do the opposite. Revenues do not have a direct bearing on this expense category. Presently for every Mcf produced $1.28 is expensed for depletion while last year this rate was $1.40.

Management fees and other increased by $512 (2%) for the comparative quarter. Management fees are based on the number of wells put into production and the length of time the wells were in production.

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Natural gas and oil sales revenue for the nine months ended September 30, 2001, increased by $385,058 (34%) over the period ended September 30, 2000. Gas sales made up 99.7% of the total gas and oil sales for these nine months.

Gas production declined by 123,761 Mcfs (28%) compared to the nine months ended September 30, 2000. The gas production decline for the nine months reflects the normal decline curve of this type of natural gas production. Gas production for the nine months was 317,704 Mcfs compared to 441,465 Mcf for the same period a year ago. Revenue for gas sales increased by $388,307 (34%) to $1,519,789 from $1,131,482 reported for the same period ended September 30,2000. The average sales price for gas production for the nine months ended September 30, 2001, was $4.78/Mcf compared to $2.56 Mcf for September 30, 2000. This increase in the average price accounts for the increase in sales with a decrease in production. Management believes that the production decline will continue but at a lesser rate in future periods. Management also believes that revenues will reflect an increase for the year due to the prices received in the nine months of the year. Prices for natural gas have been historically higher in the final quarter of the year as compared with the two preceding quarters however, this year with the current events the market may be volatile in the final quarter of the year.

Oil revenues were $4,588 for the quarter compared to $7,837 last year. The average oil price for the nine months ended September 30,2001, was $20.79 compared to $20.58.

Expenses

Well operating expense was $370,540 for the nine months ended September 30, 2001. This was an increase of $163,447 (79%)in expense over the comparable nine months of 2000. There were substantial third party charges on the producing wells for this nine month period. The increase in expense was caused by the hauling of water and transportation that accumulated on the lease.

Depletion of oil and gas for the nine months ended September 30, 2001 decreased by $217,290 (35%). Depletion of oil and gas wells in the period ended September 30, 2001 was $400,761 compared to $618,051 for the nine months ended September 30, 2000. This expense is a function of the production sold from the producing wells. An increase in production will increase depletion in the same year while a decrease in production will do the opposite. Revenues do not have a direct bearing on this expense category. Presently for every Mcf produced $1.26 is expensed for depletion while last year this rate was $1.40.

Management fees and other are based on the number of wells put into production. The number of wells in production and the length of time the wells were in production accounts for the increase of $1,189 (3%) in this account as compared to last year.

FINANCIAL CONDITION

LIQUIDITY

Working capital decreased $78,106 (13%) in the nine months ended September 30, 2001. Management believes that the partnership procedure of netting revenue and expenses while distributing the remainder will cause the partnership to have adequate working capital for the near future. The working capital on September 30, 2001, was $508,594 compared to $586,700 at December 31, 2000.

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

Date:  November 14, 2001

In Accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title:)               /s/ Frank Carolas
                                        Executive Vice President

Date:  November 14, 2001

By: (Signature and Title:)               /s/ Louis Tierno, Jr.
                                         Corporate Controller

Date:  November 14, 2001