Form 10QSB
period 2002-06-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 7 LTD
filed 2002-08-14
CIK 1067662

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _______ to _______

                        Commission file number 333-62167

                  Atlas-Energy for the Nineties-Public #7 Ltd.
                 (Name of small business issuer in its charter)

Pennsylvania                                                        25-1814688
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)
311 Rouser Road
Moon Township, PA                                                        15108
(Address of principal executive offices)                            (Zip code)

Issuer's telephone number, including area code:  (412) 262-2830

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10QSB



PART I.      FINANCIAL INFORMATION                                                                                 PAGE
Item 1.      Financial Statements

             Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001................................    3

             Statements of Operations for the Three Months and Six Months Ended
               June 30, 2002 and 2001 (Unaudited)................................................................    4

             Statement of Partners' Capital Accounts for the Six Months Ended June 30, 2002 (Unaudited)..........    5

             Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (Unaudited)................    6

             Notes to Financial Statements (Unaudited)...........................................................    7

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.........................................................................   10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................   12

PART II.     OTHER INFORMATION

Item 4.      Exhibits and Reports on Form 8-K....................................................................   13

SIGNATURES    ...................................................................................................   14

EXHIBIT INDEX ...................................................................................................   15

CERTIFICATIONS...................................................................................................   16

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS


                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                                          June 30,        December 31,
                                                                                            2002              2001
                                                                                       ---------------   -------------
                                                                                         (Unaudited)
ASSETS
Cash.............................................................................      $      145,900    $      23,800
Accounts receivable - affiliate..................................................             149,800          435,000
Unrealized hedging gains.........................................................                   -           14,900

Oil and gas wells and properties (successful efforts)............................          13,704,800       13,704,800
Less accumulated depletion and depreciation......................................          (9,682,000)      (9,459,600)
                                                                                       --------------    -------------
                                                                                            4,022,800        4,245,200
                                                                                       --------------    -------------
                                                                                       $    4,318,500    $   4,718,900
                                                                                       ==============    =============



LIABILITIES AND PARTNERS' CAPITAL
Accounts payable - affiliate.....................................................      $      129,800    $     129,800
Unrealized hedging losses........................................................              14,700                -

Partners' capital:
   Managing General Partner......................................................             683,500          766,800
   Limited Partners (1,200 units)................................................           3,505,200        3,807,400
   Accumulated other comprehensive income (loss).................................             (14,700)          14,900
                                                                                       --------------    -------------
                                                                                            4,174,000        4,589,100
                                                                                       --------------    -------------
                                                                                       $    4,318,500    $   4,718,900
                                                                                       ==============    =============


    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF OPERATIONS (Unaudited)
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                        Three Months Ended            Six Months Ended
                                                                              June 30,                    June 30,
                                                                      ------------------------    -----------------------
                                                                          2002        2001            2002         2001
                                                                      ----------   -----------    -----------  ----------
REVENUES:
Natural gas and oil.................................................  $  210,000    $  535,000    $   485,800  $1,154,900
Interest income.....................................................         400         2,000            700       4,800
                                                                      ----------    ----------    -----------  ----------
                                                                         210,400       537,000        486,500   1,159,700
                                                                      ----------    ----------    -----------  ----------

COSTS AND EXPENSES:
Production expenses.................................................      76,800        86,800        152,900     171,500
Depletion and depreciation of oil and gas properties................     104,400       140,700        222,400     290,900
General and administrative expenses.................................      18,100        12,800         38,100      24,600
                                                                      ----------    ----------    -----------  ----------
                                                                         199,300       240,300        413,400     487,000
                                                                      ----------    ----------    -----------  ----------
Net earnings........................................................  $   11,100    $  296,700    $    73,100  $  672,700
                                                                      ==========    ==========    ===========  ==========



ALLOCATION OF NET EARNINGS:

   Managing General Partner.........................................  $   (3,100)   $  121,900    $     4,900  $  253,500
                                                                      ==========    ==========    ===========  ==========
   Limited Partners.................................................  $   14,200    $  174,800    $    68,200  $  419,200
                                                                      ==========    ==========    ===========  ==========
      Net earnings per limited partnership interest.................  $       12    $      146    $        57  $      349
                                                                      ==========    ==========    ===========  ==========



    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

               STATEMENT OF PARTNERS' CAPITAL ACCOUNTS (Unaudited) FOR PERIOD ENDING MARCH 31, 2002 AND JUNE 30, 2002

                                                                                             Accumulated
                                                                Managing                        Other
                                                                General         Limited     Comprehensive
                                                                Partner         Partners     Income (Loss)      Total
                                                            --------------   -------------   -----------   -------------
Balance at January 1, 2002................................. $      766,800   $   3,807,400   $    14,900   $   4,589,100

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................         61,900         137,800             -         199,700
     Subordination of Managing General
      Partner's income.....................................        (30,400)         30,400             -               -
     Interest income.......................................            100             200             -             300
     Depletion and depreciation............................        (17,400)       (100,600)            -        (118,000)
     General and administrative............................         (6,200)        (13,800)            -         (20,000)
                                                            --------------   -------------   -----------   -------------
        Net earnings.......................................          8,000          54,000             -          62,000
   Change in fair value of cash flow hedges................              -               -       (44,900)        (44,900)
                                                                                                           -------------
   Comprehensive income....................................                                                       17,100
   Distributions to partners...............................        (45,600)       (199,700)            -        (245,300)
                                                            --------------   -------------   -----------   -------------
Balance at March 31, 2002.................................. $      729,200   $   3,661,700   $   (30,000)  $   4,360,900
                                                            ==============   =============   ===========   =============

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................         41,300          91,900             -         133,200
     Subordination of Managing General
      Partner's income.....................................        (23,500)         23,500             -               -
     Interest income.......................................            100             300             -             400
     Depletion and depreciation............................        (15,400)        (89,000)            -        (104,400)
     General and administrative............................         (5,600)        (12,500)            -         (18,100)
                                                            --------------   -------------   -----------   -------------
        Net earnings.......................................         (3,100)         14,200             -          11,100
   Change in fair value of cash flow hedges................              -               -        15,300          15,300
                                                                                                           -------------
   Comprehensive income....................................                                                       26,400
   Distributions to partners...............................        (42,600)       (170,700)            -        (213,300)
                                                            --------------   -------------   -----------   -------------
Balance at June 30, 2002................................... $      683,500   $   3,505,200   $   (14,700)  $   4,174,000
                                                            ==============   =============   ===========   =============



    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF CASH FLOWS (Unaudited)
                   FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                           Six Months Ended June 30,
                                                                                       -------------------------------
                                                                                            2002              2001
                                                                                       ------------      -------------
Cash flows from operating activities:
Net earnings.........................................................................  $     73,100      $     672,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depletion and depreciation:.......................................................       222,400            290,900
   Decrease in accounts receivable - affiliate.......................................       285,200             15,900
   Increase in accounts payable and accrued liabilities..............................             -             19,900
                                                                                       ------------      -------------

Net cash provided by operating activities............................................       580,700            999,400


Cash flows from financing activities:
Distributions to partners............................................................      (458,600)          (816,400)
                                                                                       ------------      -------------

Net cash used in financing activities................................................      (458,600)          (816,400)
                                                                                       ------------      -------------
Net increase in cash.................................................................       122,100            183,000
                                                                                       ------------      -------------



Cash at beginning of period..........................................................        23,800            247,100
                                                                                       ------------      -------------

Cash at end of period................................................................  $    145,900      $     430,100
                                                                                       ============      =============



    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
          FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of the Atlas - Energy for The Nineties - Public #7 Ltd. (the Partnership) for the three months and six months ended June 30, 2002 and 2001 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the calendar year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 may not necessarily be indicative of the results of operations for the full calendar year ending December 31, 2002.

        Certain reclassifications have been made to the financial statements for the three months and six months ended June 30, 2001 to conform with the three months and six months ended June 30, 2002.

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

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the periods indicated:

                                                                        Three Months Ended            Six Months Ended
                                                                              June 30,                    June 30,
                                                                      ------------------------    -----------------------
                                                                          2002        2001            2002         2001
                                                                      ----------   -----------    -----------  ----------
Net earnings........................................................  $   11,100    $  296,700    $    73,100  $  672,700
Other comprehensive income (loss):
       Unrealized gain (loss) on natural gas futures contracts......      15,300             -        (29,600)     14,900
                                                                      ----------    ----------    -----------  ----------

Comprehensive income................................................  $   26,400    $  296,700    $    43,500  $  687,600
                                                                      ==========    ==========    ===========  ==========

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
          FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in the three months ended June 30, 2002 and 2001 were $12,100 and $11,500, respectively, and $24,500 and $23,400 for the six months ended June 30, 2002 and 2001, respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended June 30, 2002 and 2001 were $45,700 and $42,300, respectively, and $90,700 and $87,900 for the six months ended June 30, 2002 and 2001, respectively.

         o Transportation fees paid to Atlas of $.29 per mcf. Transportation costs incurred for the three months ended June 30, 2002 and 2001 were $19,100 and $34,000, respectively, and $40,400 and $63,800 for the six months ended June 30, 2002 and 2001, respectively.

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

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
          FOR THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 5 - HEDGING ACTIVITIES

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

       At June 30, 2002, Atlas had natural gas futures and option contracts covering approximately 57,000 dekatherms ("Dth") of the Partnership's gas production maturing April 2002 through September 2003 at a combined average price of $3.45 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was $14,700 at June 30, 2002. The unrealized loss of $14,700 at June 30, 2002 has been recorded as a liability on the Partnership's 2002 Balance Sheet and in partners' capital as accumulated other comprehensive income. As of June 30, 2002, $9,300 of the unrealized loss is expected to be reclassified to earnings during the next 12 months. The Partnership recognized no losses for settled contracts covering natural gas production for the six months ended June 30, 2002 and 2001. The Partnership recognized no gains or losses during the six months ended June 30, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivates' intrinsic value.

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

Results of Operations

         The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                     June 30,
                                                                     --------------------------    --------------------------
                                                                         2002           2001            2002         2001
                                                                     -----------    -----------    -----------  -------------
                                                                                      (in thousands, except
                                                                               sales price and production cost data)
Production revenues
     Gas .........................................................   $       210    $       535    $       486  $     1,155
     Oil..........................................................   $         -    $         -    $         -  $         -

Production volumes:
     Gas (thousands of cubic feet ("mcf")/day)....................           775          1,289            812        1,216
     Oil (barrels (`bbls")/day)...................................             -              -              -            -

Average sales prices:
     Gas (per mcf)................................................   $      2.98    $      4.56    $      3.30   $     5.25
     Oil (per bbl)................................................   $         -    $         -    $         -   $        -

Average production costs:
     As a percent of sales........................................           37%             16%            31%          15%
     (per mcf equivalent unit)....................................   $      1.09    $       .74    $      1.04   $      .78


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS and RESULTS OF OPERATIONS (UNAUDITED) - (Continued)


Results of Operations - (Continued)


         Net Earnings. During the three months and six months ended June 30, 2002, we had net earnings of $11,100 and $73,100 as compared with net earnings for the three months and six months ended June 30, 2001 of $296,700 and $672,700 a decrease of $285,600 (96%) and $599,600 (89%).

         Revenues. Our natural gas revenues were $210,000 and $485,800 in the three months and six months ended June 30, 2002, a decrease of $325,000 (61%) and $669,100 (58%) from $535,000 and $1,154,900 in the three months and six months ended June 30, 2001. These decreases were due to a 35% ($185,600) and 37% ($427,900) decrease in the average sales price of natural gas for the three months and six months ended June 30, 2002, respectively, and a 40% ($139,400) and 33% ($241,300) decrease in production volumes for the three months and six months ended June 30, 2002, respectively.

         The decrease in gas production volumes results primarily from the normal decline inherent in the life of a well. The impact of the lower gas production was further impacted by a decrease in natural gas prices, which decreased by $1.58 per Mcf and $1.95 per Mcf to $2.98 per Mcf and $3.30 per Mcf in the three months and six months ended June 30, 2002. Our revenues from our natural gas sales will be affected by changes in natural gas prices which are driven by market conditions.

         Expenses. Production expenses were $76,800 and $152,900 in the three months and six months ended June 30, 2002, a decrease of $10,000 (11.5%) and $18,600 (11%). This decrease is attributable to a decrease in transportation expenses due to the lower production volumes.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 46% in the six months ended June 30, 2002 compared to 25% for the six months ended June 30, 2001. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

         General and administrative expenses for the three months and six months ended June 30, 2002 amounted to $18,100 and $38,100. These expenses include the monthly administrative fees charged by the managing general partner to each productive well and legal and audit fees.

         Liquidity and Capital Resources. At June 30, 2002 we had working capital of $151,200 a decrease of $192,700 from $343,900 at December 31, 2001. Cash increased $122,100 from December 31, 2001.

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

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138). As of June 30, 2002, we had gas hedges in place covering 57,000 dekatherms maturing through September 2003. The unrealized loss on these hedges is a $14,700 liability at June 30, 2002 and is included on our balance sheet and represents the estimated amount that would have been realized had the hedges been terminated on that date. As these contracts qualify and have been designated as cash flow hedges, gains and losses on them resulting from market price changes are determined monthly and reflected in accumulated other comprehensive income until the month in which the hedged production is sold. At that time, the amount included in accumulated other comprehensive income related to the sold production is closed to production revenues. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on NYMEX.

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


Atlas-Energy for the Nineties-Public #7 Ltd.


By:  (Signature and Title):          Atlas Resources, Inc., Managing General Partner


By   (Signature and Title):         /s/Freddie M. Kotek
                                    -----------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
                                    and President

Date:  August 14, 2002



        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):          /s/Freddie M. Kotek
                                    -----------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
                                    and President

Date:  August 14, 2002


By  (Signature and Title):          /s/ Nancy J. McGurk
                                    -----------------------------------------------------------------------------
                                    Nancy J. McGurk, Senior Vice President, Chief Financial Officer and Chief
                                    Accounting Officer
Date:  August 14, 2002

                                  EXHIBIT INDEX

                             Description                                         Location
                             -----------                                         --------

4(a)       Certificate of Limited Partnership for                                Previously filed in the Form 10-KSB for the
           Atlas-Energy for the Nineties-Public #7 Ltd.                          period ending December 31, 1998

4(b)       Amended and Restated Certificate and Agreement of Limited            Previously filed in the Form 10-KSB for the period
           Partnership for Atlas-Energy for the Nineties-Public #7 Ltd.         ending December 31, 1998

10(a)      Drilling and Operating Agreement with exhibits                       Previously filed in the Form 10-KSB for the period
                                                                                ending December 31, 1998

99.1       Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
           Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2       Certification Pursuant to 18 U.S.C., Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
