Form 10QSB
period 2002-09-30
ATLAS ENERGY FOR THE NINETIES PUBLIC NO 7 LTD
filed 2002-11-12
CIK 1067662

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.   Financial Statements

           Balance Sheets as of September 30, 2002 (Unaudited) and
             December 31, 2001..........................................      3

          Statements of Operations for the Three Months and Nine Months Ended
            September 30, 2002 and 2001 (Unaudited).....................      4

          Statement of Partners' Capital for the Nine Months Ended
            September 30, 2002 (Unaudited)..............................      5

          Statements of Cash Flows for the Nine Months Ended
            September 30, 2002 and 2001 (Unaudited).....................      6

          Notes to Financial Statements (Unaudited)..................... 7 - 10

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................11 - 13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....     14

Item 4.   Evaluation of Disclosure Controls and Procedures..............     14


PART II.  OTHER INFORMATION

Item 5.   Exhibits and Reports on Form 8-K..............................     15

SIGNATURES..............................................................     16

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS



                                                                                        September 30,     December 31,
                                                                                        -------------     ------------
                                                                                            2002             2001
                                                                                     -----------------   --------------
                                                                                       (Unaudited)
ASSETS
Cash.............................................................................      $      145,600    $      23,800
Accounts receivable - affiliate..................................................             156,900          435,000
Unrealized hedging gains.........................................................                   -           14,900

Oil and gas wells and properties (successful efforts)............................          13,704,800       13,704,800
Less accumulated depletion and depreciation......................................          (9,779,900)      (9,459,600)
                                                                                       --------------    -------------
                                                                                            3,924,900        4,245,200
                                                                                       --------------    -------------
                                                                                       $    4,227,400    $   4,718,900
                                                                                       ==============    =============




LIABILITIES AND PARTNERS' CAPITAL
Accounts payable - affiliate.....................................................      $      134,800    $     129,800
Unrealized hedging losses........................................................              54,800                -

Partners' capital:
   Managing General Partner......................................................             669,700          766,800
   Limited Partners (1,200 units)................................................           3,422,900        3,807,400
   Accumulated other comprehensive income (loss).................................             (54,800)          14,900
                                                                                       --------------    -------------
                                                                                            4,037,800        4,589,100
                                                                                       --------------    -------------
                                                                                       $    4,227,400    $   4,718,900
                                                                                       ==============    =============

    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF OPERATIONS (Unaudited)



                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30,              September 30,
                                                                      ------------------------   -------------------------
                                                                          2002        2001          2002           2001
                                                                      ----------    ----------   ------------  -----------
REVENUES:
Natural gas and oil.................................................  $  247,800    $  466,800   $    733,600  $ 1,621,700
Interest income.....................................................         300         2,600          1,000        7,400
                                                                      ----------    ----------   ------------  -----------
                                                                         248,100       469,400        734,600    1,629,100
                                                                      ----------    ----------   ------------  -----------


COSTS AND EXPENSES:
Production expenses.................................................      81,800       296,400        234,700      467,900
Depletion and depreciation of oil and gas properties................      97,900       109,900        320,300      400,800
General and administrative expenses.................................      16,700        20,900         54,800       45,500
                                                                      ----------    ----------    -----------  -----------
                                                                         196,400       427,200        609,800      914,200
                                                                      ----------    ----------    -----------  -----------
Net earnings........................................................  $   51,700    $   42,200    $   124,800  $   714,900
                                                                      ==========    ==========    ===========  ===========


ALLOCATION OF NET EARNINGS (LOSS):

Managing General Partner............................................  $   (4,500)   $   30,100    $       400  $   283,500
                                                                      ==========    ==========    ===========  ===========

Limited Partners....................................................  $   56,200    $   12,100    $   124,400  $   431,400
                                                                      ==========    ==========    ===========  ===========

Net earnings per limited partnership unit...........................  $       47    $       10    $       104  $       359
                                                                      ==========    ==========    ===========  ===========

    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

               STATEMENT OF PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                             Accumulated
                                                               Managing                         Other
                                                                General         Limited     Comprehensive
                                                                Partner        Partners     Income (Loss)      Total
                                                            --------------   -------------   -----------   -------------
Balance at January 1, 2002................................. $      766,800   $   3,807,400   $    14,900   $   4,589,100

Comprehensive income (loss):
   Participation in revenue and expenses:
     Net production revenues...............................        154,700         344,200             -         498,900
     Subordination of Managing General
      Partner's income.....................................        (90,400)         90,400             -               -
     Interest income.......................................            300             700             -            1000
   Depletion and depreciation..............................        (47,200)       (273,100)            -        (320,300)
     General and administrative............................        (17,000)        (37,800)            -         (54,800)
                                                            --------------   -------------   -----------   -------------
      Net earnings.........................................            400         124,400             -         124,800
   Change in fair value of cash flow hedges................                              -       (69,700)        (69,700)
                                                                                                           -------------
   Comprehensive income....................................                                                       55,100
   Distributions to partners...............................        (97,500)       (508,900)            -        (606,400)
                                                            --------------   -------------   -----------   -------------
Balance at September 30, 2002.............................. $      669,700   $   3,422,900   $   (54,800)  $   4,037,800
                                                            ==============   =============   ===========   =============

    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                      STATEMENTS OF CASH FLOWS (Unaudited)
                FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                                              Nine Months Ended
                                                                                       --------------------------------
                                                                                                 September 30,
                                                                                       --------------------------------
                                                                                             2002              2001
                                                                                       --------------    --------------
Cash flows from operating activities:
Net earnings.........................................................................  $    124,800      $     714,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depletion and depreciation:.......................................................       320,300            400,800
   (Increase) decrease in accounts receivable - affiliate............................       278,100           (220,900)
   Increase in accounts payable and accrued liabilities..............................         5,000             83,300
                                                                                       ------------      -------------

Net cash provided by operating activities............................................       728,200            978,100


Cash flows from financing activities:
Distributions to partners............................................................      (606,400)        (1,193,700)
                                                                                       ------------      -------------

Net cash used in financing activities................................................      (606,400)        (1,193,700)
                                                                                       ------------      -------------

Net increase (decrease) in cash......................................................       121,800           (215,600)
                                                                                       ------------      -------------



Cash at beginning of period..........................................................        23,800            247,100
                                                                                       ------------      -------------

Cash at end of period................................................................  $    145,600      $      31,500
                                                                                       ============      =============

    The accompanying notes are an integral part of these financial statements

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
       FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of the Atlas - Energy for The Nineties - Public #7 Ltd. (the Partnership) for the three months and nine months ended September 30, 2002 and 2001 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the calendar year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 may not necessarily be indicative of the results of operations for the full calendar year ending December 31, 2002.

        Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 2001 to conform with the three months and nine months ended September 30, 2002.

NOTE 2 - NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after June 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" ("SFAS 144") was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of what constitutes discontinued operations to include more disposal transactions. Under SFAS 144, assets held for sale that are a component of an entity are included in discontinued operations and cash flows will be eliminated from the ongoing operations if the entity does not have any significant continuing involvement in the operations prospectively. The adoption of SFAS 144 had no impact on the Partnership's financial position or results of operations.

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 had no impact on the Partnership's financial position or results of operations.

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
       FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 2 - NEW ACCOUNTING STANDARDS (Continued)

In June 2002, the FASB reached a consensus on certain issues raised in Emerging Issues task Force ("EITF") Issue No. 02-3. The consensus requires mark-to-market gains and losses on energy trading contracts to be shown net in the income statement whether or not these contracts are settled physically as well as disclosures of gross transaction volumes for contracts that are physically settled. This provision in EITF Issue 02-3 is effective for financial statements ending after July 15, 2002, and comparative financial statements will be reclassified to conform to the new presentation. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values and descriptions of methods and assumptions used to estimate fair value are also required. These additional disclosures are effective for financial statements issued for fiscal years ending after July 15, 2002.

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Partnership has not yet adopted SFAS 146 nor determined the effect of the adoption of SFAS 146 on its financial position or results of operations.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) for the periods indicated:


                                                                        Three Months Ended            Nine Months Ended
                                                                           September 30,                September 30,
                                                                      ------------------------    -------------------------
                                                                         2002          2001           2002         2001
                                                                      ----------    ----------    -----------  ------------
Net earnings........................................................  $   51,700    $   42,200    $   124,800  $    714,900
Other comprehensive income (loss):
       Unrealized gain (loss) on natural gas futures contracts......     (40,100)            -        (69,700)       14,900
                                                                      ----------    ----------    -----------  ------------

Comprehensive income................................................  $   11,600    $   42,200    $    55,100  $    729,800
                                                                      ==========    ==========    ===========  ============

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
       FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred in the three months ended September 30, 2002 and 2001 were $11,800 and $16,100, respectively, and
             $36,300 and $39,500 for the nine months ended September 30, 2002 and 2001, respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2002 and 2001 were $45,500 and $42,300, respectively, and $136,100 and
             $130,200 for the nine months ended September 30, 2002 and 2001, respectively.

         o Transportation fees paid to Atlas of $.29 per mcf. Transportation costs incurred for the three months ended September 30, 2002 and 2001 were $17,500 and $25,000, respectively, and $57,900 and
             $88,800 for the nine months ended September 30, 2002 and 2001, respectively.

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

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #7 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
       FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

       At September 30, 2002, Atlas had natural gas futures and option contracts covering approximately 169,000 dekatherms ("Dth") of the Partnership's gas production maturing April 2002 through September 2003 at a combined average price of $3.57 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold. Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was $54,800 at September 30, 2002. The unrealized loss of $54,800 at September 30, 2002 has been recorded as a liability on the Partnership's 2002 balance sheet and in partners' capital as accumulated other comprehensive income. As of September 30, 2002, $54,800 of the unrealized loss is expected to be reclassified to earnings during the next 12 months. The Partnership's recognized losses for settled contracts covering natural gas production for the nine months ended September 30, 2002 was $7,000. The Partnership recognized no gains or losses during the nine months ended September 30, 2002 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. The Partnership assesses the effectiveness of its hedges based on changes in the derivates' intrinsic value.

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

Results of Operations

         The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:


                                                                         Three Months Ended             Nine Months Ended
                                                                            September 30,                 September 30,
                                                                     --------------------------    ------------------------
                                                                        2002            2001          2002          2001
                                                                     -----------    -----------    -----------  -----------
                                                                                      (in thousands, except
                                                                               sales price and production cost data)
Production revenues
     Gas .........................................................   $       248    $       467    $       734  $     1,622
     Oil..........................................................   $         -    $         -    $         -  $         -

Production volumes:
     Gas (thousands of cubic feet ("mcf")/day)....................           710            936            778        1,121
     Oil (barrels (`bbls")/day)...................................             -              -              -            -

Average sales prices:
     Gas (per mcf)................................................   $      3.80    $      5.42    $      3.46  $      5.30
     Oil (per bbl)................................................   $        -     $         -    $         -  $         -

Average production costs:
     As a percent of sales........................................           33%             63%            32%          29%
     (per mcf equivalent unit)....................................   $      1.25    $      3.44    $      1.11  $      1.53

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

         Net Earnings. During the three months and nine months ended September 30, 2002, we had net earnings of $51,700 and $124,800 as compared with net earnings for the three months and nine months ended September 30, 2001 of $42,200 and $714,900 an increase of $9,500 (23%) and a decrease of $590,100
(83%).

         Revenues. Our natural gas revenues were $247,800 and $733,600 in the three months and nine months ended September 30, 2002, a decrease of $219,000 (47%) and $888,100 (55%) from $466,800 and $1,621,700 in the three months and nine months ended September 30, 2001. These decreases were due to a 33% ($155,700) and 36% ($580,100) decrease in the average sales price of natural gas for the three months and nine months ended September 30, 2002, respectively, and a 20% ($63,300) and 30% ($308,000) decrease in production volumes for the three months and nine months ended September 30, 2002, respectively.

         The decrease in gas production volumes results primarily from the normal decline inherent in the life of a well. The impact of the lower gas production was further impacted by a decrease in natural gas prices, which decreased by $1.63 per Mcf and $1.84 per Mcf to $3.80 per Mcf and $3.46 per Mcf in the three months and nine months ended September 30, 2002. Our revenues from our natural gas sales will continue to be affected by changes in natural gas prices which are driven by market conditions.

         Expenses. Production expenses were $81,800 and $234,700 in the three months and nine months ended September 30, 2002, a decrease of $214,600 (72%) and $233,200 (50%) in the three months and nine months ended September 30, 2001. This decrease is attributable to a decrease in transportation expenses due to the lower production volumes.

         Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 40% and 44% in the three months and nine months ended September 30, 2002 compared to 24% and 25% for the three months and nine months ended September 30, 2001. These percentage changes are directly attributable to changes in our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

         General and administrative expenses were $16,700 and $54,800 in the three months and nine months ended September 30, 2002, a decrease of $4,200 (20%) and an increase of $9,300 (20%) in the three months and nine months ended September 30, 2001. The decrease is attributable to the timing of the expenses being incurred by the partnership. The increase is attributable to an increase in fees to audit the partnership books. These expenses include the monthly administrative fees charged by the managing general partner to each productive well and legal and audit fees.

         Liquidity and Capital Resources. At September 30, 2002 we had working capital of $112,900, a decrease of $231,000 from $343,900 at December 31, 2001. Cash increased $121,800 from December 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

         Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after July 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact of this new accounting standard.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets" ("SFAS 144") was issued. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of what constitutes discontinued operations to include more disposal transactions. Under SFAS 144, assets held for sale that are a component of an entity are included in discontinued operations and cash flows will be eliminated from the ongoing operations if the entity does not have any significant continuing involvement in the operations prospectively. The adoption of SFAS 144 had no impact on the Partnership's financial position or results of operations.

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS 145 had no impact on the Partnership's consolidated financial position or results of operations.

         In June 2002, the FASB reached a consensus on certain issues raised in Emerging Issues task Force ("EITF") Issue No. 02-3. The consensus requires mark-to-market gains and losses on energy trading contracts to be shown net in the income statement whether or not these contracts are settled physically as well as disclosures of gross transaction volumes for contracts that are physically settled. This provision in EITF Issue 02-3 is effective for financial statements ending after July 15, 2002, and comparative financial statements will be reclassified to conform to the new presentation. Additional disclosures such as types of contracts accounted for as energy trading contracts, reconciliation of beginning and ending fair values and descriptions of methods and assumptions used to estimate fair value are also required. These additional disclosures are effective for financial statements issued for fiscal years ending after July 15, 2002.

         In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Partnership has not yet adopted SFAS 146 nor determined the effect of the adoption of SFAS 146 on its consolidated financial position or results of operations.

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

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 138). As of September 30, 2002, we had gas hedges in place covering 169,000 dekatherms maturing through September 2003. The unrealized loss on these hedges is a $54,800 liability at September 30, 2002 and is included on our balance sheet and represents the estimated amount that would have been realized had the hedges been terminated on that date. As these contracts qualify and have been designated as cash flow hedges, gains and losses on them resulting from market price changes are determined monthly and reflected in accumulated other comprehensive income until the month in which the hedged production is sold. At that time, the amount included in accumulated other comprehensive income related to the sold production is closed to production revenues. Gains or losses on open and closed hedging transactions are determined as the difference between the contract price and a reference price, generally closing prices on NYMEX.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Chief Executive Officer and Chief Financial Officer of the Partnership's general partner have reviewed the Partnership's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Partnership's disclosure controls and procedures are effective in ensuring that material information related to the Partnership is made known to them by others within the Partnership.

Changes in Internal Controls

         There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls since the date of the Partnership's last evaluation of internal controls.

                                     PART II


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         Exhibit No.   Description
         -----------   -----------

          4(a) Certificate of Limited Partnership for Atlas-Energy for the Nineties-Public #7 Ltd. (1)

          4(b) Amended and Restated Certificate and Agreement of Limited Partnership for Atlas-Energy for the Nineties-Public #7 Ltd. (1)

          10(a)        Drilling and Operating Agreement with exhibits (1)

          99.1 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

          99.2 Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (1) Previously filed in the Form 10-KSB for the period ending December 31, 1998.


    (b)  Reports on Form 8-K:

         None

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas-Energy for the Nineties-Public #7 Ltd.

By: (Signature and Title): Atlas Resources, Inc., Managing General Partner


By  (Signature and Title): /s/Freddie M. Kotek
                           -----------------------------------------------------
                           Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date: November 12, 2002



        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):  /s/Freddie M. Kotek
                           -----------------------------------------------------
                           Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date: November 12, 2002


By (Signature and Title):  /s/ Nancy J. McGurk
                           -----------------------------------------------------
                           Nancy J. McGurk, Senior Vice President,
                           Chief Financial Officer and Chief Accounting Officer
Date: November 12, 2002

                                  CERTIFICATION

I, Freddie M. Kotek, Chief Executive Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and we have:

     a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to us, particularly during the period in which this quarterly report was being prepared;

     b) evaluated the effectiveness of the Partnership's disclosure controls and procedures within 90 days prior to the filing of this report, and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5. I have disclosed, based on our most recent evaluation, to the Partnership's auditors and to the board of directors of the General Partners:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    By: /s/ Freddie M. Kotek
                    ------------------
                    Freddie M. Kotek
                    Chief Executive Officer of the Managing General Partner November 12, 2002

                                  CERTIFICATION

I, Nancy J. McGurk, Chief Financial Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and we have:

     a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to us, particularly during the period in which this quarterly report was being prepared;

     b) evaluated the effectiveness of the Partnership's disclosure controls and procedures within 90 days prior to the filing of this report, and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5. I have disclosed, based on our most recent evaluation, to the Partnership's auditors and to the board of directors of the General Partners:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    By: /s/ Nancy J. McGurk
                    ------------------
                    Nancy J. McGurk
                    Chief Financial Officer of the Managing General Partner November 12, 2002